Form 10-Q
period 1999-09-30
MOORE CORPORATION LTD
filed 1999-10-27
CIK 67931

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended                          September 30, 1999
                     ----------------------------------------------------------

Commission file number                         1 - 8014
                      ---------------------------------------------------------

                           MOORE CORPORATION LIMITED
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



      Ontario, Canada                                98-0154502
-------------------------------             -----------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)


  1 First Canadian Place, Toronto, Ontario, Canada                    M5X 1G5
---------------------------------------------------                 ----------
   (Address of principal executive offices)                         (Zip Code)


                                 416 - 364-2600
              ----------------------------------------------------
              (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days. Yes  X .  No    .
                                                   ---      ---

The number of common shares without par value outstanding as of October 15, 1999 was 88,456,940.

                         PART I - FINANCIAL INFORMATION

Note: Unless otherwise indicated by the designation "Canadian" or "Cdn.", all dollar amounts in this Form are expressed in United States currency.

ITEM 1.  FINANCIAL STATEMENTS

     The consolidated financial statements of Moore Corporation Limited for the nine months ended September 30, 1999 and 1998 appear in the Interim Report to Shareholders for the nine months ended September 30, 1999 and are incorporated herein by reference.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Management's discussion and analysis of financial condition and results of operations appears in the Interim Report to Shareholders for the nine months ended September 30, 1999 and is incorporated herein by reference.


                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     The Corporation knows of no material legal proceedings to which Moore is party or to which Moore's property is subject.

ITEM 2.  CHANGES IN SECURITIES

     There have been no changes in the registered securities of the Corporation.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     The Corporation is not in default with respect to any senior securities.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There have been no matters submitted to a vote of security holders.

ITEM 5.  OTHER INFORMATION

     The Corporation has no other information to report.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)   Exhibits

Exhibit #      Description                                       Location
---------      -----------                                       --------
    2          Plan of acquisition, reorganization,
               arrangement, liquidation and succession           Not applicable

    4          Instruments defining the rights of
               security holders, including indentures            Not applicable

   10          Material contracts                                Not applicable

   11          Statement re: computation of per share
               earnings                                          Page 6

   15          Letter re: unaudited interim financial
               information                                       Not applicable

   18          Letter re: change in accounting principles        Not applicable

   19          Report furnished to security holders              Page 7

   22          Published report regarding matters
               submitted to vote of security holders             Not applicable

   23          Consents of experts and counsel                   Not applicable

   24          Power of attorney                                 Not applicable

   27          Financial data schedule                           Not applicable

   99          Additional exhibits                               Not applicable



   (b) Reports of Form 8-K:  None.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                            MOORE CORPORATION LIMITED
                                    -------------------------------------------
                                              (Registrant)




October 22, 1999                    s/b M.S.Rousseau
----------------                    -------------------------------------------
(Date)                              M.S. Rousseau, Senior Vice President
                                              and Chief Financial Officer




October 22, 1999                    s/b J.M. Wilson
----------------                    -------------------------------------------
(Date)                              J.M. Wilson, Vice President and Secretary

                                   EXHIBIT 11



                            MOORE CORPORATION LIMITED
                        CALCULATION OF EARNINGS PER SHARE
          UNDER UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES



                                                   Three months ended                          Nine months ended
                                                       September 30                               September 30
                                             -------------------------------------    --------------------------------------
                                                  1999                 1998                1999                 1998
                                             -----------------    ----------------    -----------------    -----------------
Net earnings (loss) as determined
 under United States generally
 accepted accounting principles (1)          $           4,488    $       (429,370)   $           9,215    $        (453,795)
                                             =================    ================    =================    =================

Weighted average number of
 shares outstanding
          - Basic                                   88,456,940          88,456,940          88,456,940            88,455,030
          - Diluted                                 89,107,143          88,850,975          89,106,434            88,857,065

Earnings (loss) per share
          - Basic                            $           (0.05)   $          (4.85)   $          (0.10)    $           (5.13)
                                             =================    ================    =================    =================
          - Diluted                          $           (0.05)   $          (4.83)   $          (0.10)    $           (5.10)
                                             =================    ================    =================    =================


(1) Refer to Note 1 to the Consolidated Financial Statements included in the Interim Report to the Shareholders.

                           MOORE CORPORATION LIMITED


                                    [GRAPHIC]
                                 Interim Report


                                TO SHAREHOLDERS
                               FOR THE NINE MONTHS
                            ENDED SEPTEMBER 30, 1999

                                      MOORE-Registered Trademark-

CORPORATE
       PROFILE

Moore Corporation Limited provides data capture, information design, marketing services, digital communications and print solutions, that enable clients to improve their business processes and to increase revenues by acquiring, retaining and cross-selling to maximize customer lifetime value.




FINANCIAL
       HIGHLIGHTS

FOR THE NINE MONTHS

ENDED SEPTEMBER 30, 1999

                                  1999       1998
Sales                          $ 1,778    $ 2,019
Income (loss)                       41       (657)
   from operations
Net earnings (loss)                 20       (563)
Per common share
   Net earnings (loss)         $  0.23    $ (6.36)
   Dividends                   $  0.15    $ 0.335
Average shares                  88,457     88,455
   outstanding (thousands)

EXPRESSED IN UNITED STATES CURRENCY AND, EXCEPT PER SHARE AMOUNTS, IN MILLIONS OF DOLLARS.

LETTER TO
       SHAREHOLDERS

MESSAGE FROM THE CEO

               We are starting to see the effects of our restructuring actions as positive operating trends continue year over year. We are now focusing on growing both our Forms and Customer Communication Services businesses. In September, we announced the largest healthcare success ever for Moore. We were selected as part of a dual-source contract by Novation, the largest supply management company in the U.S. healthcare industry, as a preferred provider of document management solutions to Novation's more than 2,000 member organization.

               In addition, we are implementing our global Customer Communication Services strategy. We are in the process of establishing Moore Chile to serve the Chilean billing statement market; we reconfirmed, through a 10-year agreement, our relationship with Sigma Moore in Italy; and we extended and expanded our licensing agreement in Japan with Toppan Printing.

THIRD QUARTER RESULTS

            Third quarter results include Year 2000 remediation costs (pre-tax) totalling $5 million and $9 million in 1999 and 1998, respectively. In addition, results for the third quarter of 1998 included a $630 million (pre-tax) restructuring charge and $10 million (pre-tax) net costs of other one-time items. The following highlights exclude the impact of these items.

      - Sales in the third quarter of 1999 of $596 million decreased by $55 million or 8% from $651 million in the third quarter of 1998. After adjusting for foreign currency fluctuations, paper cost changes and sales of units divested in 1998, sales increased by $1 million.

      - Sales in the traditional Forms business worldwide for the third quarter of 1999 of $418 million decreased by $63 million or 13% over 1998 third quarter sales of $481 million. Excluding the sales of units divested in 1998 and adjustments for foreign currency fluctuations and paper cost changes, sales in the Forms business decreased by 3% compared to 1998. The decrease reflects poor price performance in the U.S. Forms operations, offset in part by an increase in volume.

      - Sales of Customer Communication Services in the third quarter of 1999 of $179 million increased by 5% from $170 million in the third quarter of 1998. Strong volume growth in the Business Communication Services and Phoenix Group business units were offset partly by reduced volume in the direct marketing services business. Continued uncertainty regarding possible legislative changes to the "sweepstakes" industry has negatively impacted both sales and operating income.

      - In the third quarter of 1999, income from operations of $23 million was realized compared to $9 million in 1998. The restructuring program implemented in mid-1998 resulted in improved profits in Moore North America as the business has taken actions to reduce overhead costs and to consolidate manufacturing in North America. In the third quarter of 1999, the international businesses realized income from operations of $2 million compared to a loss from operations of $2 million in 1998. The absence of operating losses from units divested in 1998 contributed $3 million to the improvement.

      - Net earnings in the third quarter of 1999 was $12 million or $0.13 per share compared to net income in the third quarter of 1998 of $3 million or $0.03 per share.

YEAR-TO-DATE RESULTS

            Year-to-date results include Year 2000 remediation costs (pre-tax) totalling $15 million and $19 million in 1999 and 1998, respectively. In addition, results for the nine months ended September 30, 1998 included a $630 million (pre-tax) restructuring charge and $8 million (pre-tax) net costs of other one-time items. The following highlights exclude the impact of these items.

      - Sales for the nine months ended September 30, 1999 of $1,778 million were $241 million or 12% below sales of $2,019 million in the same period of 1998. After adjusting for foreign currency fluctuations, paper cost changes and sales of units divested in 1998, sales increased by $42 million or 2%.

      - Sales in the traditional Forms business worldwide of $1,228 million for the first nine months of 1999 were down 18% from sales of $1,492 million for the same period of 1998. Excluding the sales of units divested in 1998 and adjustments for foreign currency fluctuations and paper cost changes, sales in the Forms business increased by $4 million compared to 1998. Improved price performance for the period was offset to a large degree by continued volume erosion.

      - Sales of Customer Communication Services for the first nine months of 1999 were $550 million, an increase of $23 million or 4% from $526 million in sales for the same period in 1998.

      - Income from operations of $56 million for the first nine months of 1999 increased by $43 million over 1998 income from operations of $13 million for the same period. In the first nine months of 1999, the international businesses realized income from operations of $3 million compared to a loss from operations of $11 million for the same period of 1998. The absence of operating losses from units divested in 1998 contributed $13 million to the improvement.

      - Net earnings for the first nine months of 1999 was $29 million or $0.33 per share compared to a net loss for the same period in 1998 of $4 million or $0.04 per share.

            Cash from operations for the nine months ended September 30, 1999 was $74 million compared to a cash outflow of $19 million in 1998. Included in 1999 were $29 million of restructuring expenditures. The cash improvement from 1998 reflected mainly increased profits.

            Cash resources decreased to $86 million at September 30, 1999 from $131 million at December 31, 1998. The $45 million cash decrease reflected software expenditures of $41 million, $67 million of capital expenditures and $13 million of dividends, offset partly by cash from operations of $74 million. At September 30, 1999, the Corporation's net debt increased to $194 million.

            On August 5, 1999, the Corporation's existing credit facility expired and was replaced by a $420 million syndicated credit facility with nine banks. Of the $420 million credit facility, $252 million is for a term of one year while $168 million has a three-year term.

            For the first nine months of 1999, the Corporation is on target to meet its Economic Value Added-Registered Trademark- improvement objective for the year. Although the Corporation is achieving its restructuring program targets according to a pre-defined timetable, we must grow revenues in order to capitalize on the lower cost base. Through our strategic initiatives, we will continue our efforts to create value for our shareholders.

ESTIMATED OUTLOOK

            Moore anticipates normalized income from operations to improve in the fourth quarter of 1999 over fourth quarter 1998, but not at the same level as the third quarter 1999 improvement.

            The Corporation's base line outlook for 2000 is for continued growth in income from operations, reflecting positive effects from the Corporation's restructuring initiatives. The Corporation estimates sales in 2000 will be approximately at the same level as 1999, as declines in the Forms and Labels business and the sale of the Data Management Services division will likely be offset by low double-digit growth for the Customer Communications Services business.

            The Corporation expects gross margins to continue to improve in 2000, as restructuring benefits positively impact cost of goods sold as a percentage of sales. Selling, general and administrative expenses as a percentage of sales are expected to remain around current levels due to the delayed benefits from our SAP implementation and several strategic investments in Internet and digital technology.

            The base line outlook does not include the impact of potential acquisitions or divestments by the Corporation.

MANAGEMENT CHANGES

            On September 13, 1999, Peter F. Murphy joined Moore as Vice President and Controller.

DIVIDEND

               On October 22, 1999, the Board of Directors declared a quarterly dividend of 5 cents per common share payable in United States funds on January 7, 2000 to shareholders of record on December 3, 1999.


      /s/ Thomas E. Kierans
      THOMAS E. KIERANS
      Chairman of the Board



      /s/ W. Ed Tyler
      W. ED TYLER
      President and Chief Executive Officer

      October 22, 1999

CUSTOMER
      SOLUTIONS

    Moore provides data capture, information design, marketing services, digital communications and print solutions that enable customers to improve their business processes and increase revenue.

MOORE WINS LARGEST HEALTHCARE CONTRACT EVER

    Two years of focused efforts to increase market awareness and customer satisfaction in the healthcare arena added up to a major win in September when Novation, the foremost supply management company in the U.S. healthcare industry, selected Moore North America to provide document management solutions to more than 2,000 member organizations. The dual-source agreement could potentially generate more than $1 billion in sales between Moore and another supplier.

    Under the terms of the agreement, Moore will provide custom business and clinical forms, printing, stock forms and labels, forms handling equipment and document management solutions such as electronic forms and applications, one-to-one marketing applications, print solutions and patient-billing services to members of VHA Inc. and University Health Systems Consortium, which purchase these supplies through Novation contracts. The agreement also extends to 4,400 organizations that purchase supplies through HealthCare Purchasing Partners International LLC.

    The win means more than 75 percent of non-profit acute care facilities in the country now have the opportunity to purchase products and services through contracts with Moore.

A TOTAL SOLUTION FOR ALEGENT HEALTH

    Earlier this year, Alegent Health, a regional healthcare network in Iowa and Nebraska affiliated with MidAmerica HealthNet, a Premier Purchasing Partners network, was looking for a new document management provider to manage its ever-changing forms and labels. With seven hospitals and more than 50 clinics, Alegent Health wanted a provider that could standardize its forms and labels across the network and be a single point of access for its staff. It turned to Moore, which showed it could meet Alegent Health's needs at a low cost. With the assistance of Moore's United Ad Label business, Moore developed a program of data collection, custom forms and labels, high volume single sheets, roll product and stock label and paper products. In addition, Moore co-manages the hospital forms inventories and has become integrated into the network's e-mail and voice mail systems, allowing all members instant access to orders. The five-year contract, expected to generate about $1 million per year, was implemented this summer. The success has opened doors to additional business in the coming months.

COSTS SAVED AND ORDERS STREAMLINED FOR UNITED WAY

    Each year as it prepares for its fall fund-raising campaign, the United Way of Dallas - like all United Ways - orders resource guides that tell donors where they can send donations. The non-profit organization, which supports more than 150 health and human services agencies and programs, wasn't looking for a new publications provider. But Moore demonstrated it could produce the brochure as well as other materials more efficiently. Adding even more value, Moore showed that by forming a buying consortium with the United Ways of Fort Worth, Austin and Houston, Texas, and Oklahoma City, Oklahoma, each chapter would benefit from group purchasing discounts. Furthermore, banding together under one United Way contact and one supplier would streamline the ordering process and speed delivery. Moore won the business in the summer and delivered the brochures, as well as campaign posters, in September.

MOORE BRAZIL DELIVERS THE GOODS

    Baruel Sanix makes body care products in Brazil. In celebration of the country's 500th birthday, the company created a puppet collection to represent a group of people in Brazil's history. The company still needed a logistics and distribution system that could efficiently deliver the puppets to customers. It turned to Moore, which had provided Baruel with business forms for more than a year. Moore developed a special envelope that could be printed in UV ink with variable data and high-quality graphics, including barcodes for tracking the packages. The solution met Baruel's demands perfectly, from point of sale to post office. The month-long contract was signed in September, with the probability of renewal each month through April 2000.

MOORE SIGNS THREE-YEAR CONTRACT WITH UNIVERSITY OF MICHIGAN HEALTH SYSTEM


    The University of Michigan Health System needed a better way to completely manage its document universe, and it needed help migrating to an electronic forms environment. With a reputation for superior customer service, strong healthcare background and technological strengths, Moore's comprehensive approach to account management was exactly what Health System was looking for. Through the agreement, which was signed in September, Moore will provide custom forms for all administrative and clinical applications, stock health care claim forms and digital services, and it will manage the system's inventory. In addition, it will implement Document Pathways-Registered Trademark- to ensure consistency in record reporting; improve the accuracy of information; lower costs by consolidating and eliminating unnecessary forms; and reduce the need for additional in-service training as employees transfer between departments. The success further solidifies Moore's leadership position in the healthcare industry.


CONSOLIDATED BALANCE SHEET

EXPRESSED IN UNITED STATES CURRENCY
IN THOUSANDS OF DOLLARS

                                                                                SEPTEMBER 30          December 31
                                                                                        1999                 1998
                                                                                ------------          -----------
   ASSETS
   Current assets:
   Cash and short-term securities                                                $   107,231          $   138,575
   Accounts receivable                                                               407,267              479,086
   Inventories:
     Raw materials                                                                    40,897               42,175
     Work in process                                                                  19,813               17,620
     Finished goods                                                                  114,236              116,855
   Prepaid expenses                                                                   31,534               23,591
   Deferred income taxes                                                              68,776               76,441
                                                                                ------------          -----------
   Total current assets                                                              789,754              894,343
   Property, plant and equipment:
   Cost                                                                            1,264,077            1,270,198
   Less: Accumulated depreciation                                                    817,619              804,000
                                                                                ------------          -----------
                                                                                     446,458              466,198
                                                                                ------------          -----------
   Goodwill                                                                          165,836              173,736
   Other assets                                                                      238,532              191,858
   Total assets                                                                  $ 1,640,580          $ 1,726,135
                                                                                ------------          -----------
                                                                                ------------          -----------

   LIABILITIES
   Current liabilities:
   Bank loans                                                                    $    21,363          $     7,604
   Accounts payable and accruals                                                     488,542              641,649
   Short-term debt                                                                    75,476              256,397
   Dividends payable                                                                   4,423                4,423
   Income taxes                                                                       21,621               30,961
                                                                                ------------          -----------
   Total current liabilities                                                         611,425              941,034
   Long-term debt                                                                    203,922                4,841
   Deferred income taxes and liabilities                                             206,218              154,269
   Minority interests                                                                 14,761               15,846
                                                                                ------------          -----------
   Total liabilities                                                               1,036,326            1,115,990
                                                                                ------------          -----------

   SHAREHOLDERS' EQUITY
   Common shares                                                                     310,881              310,881
   Unrealized foreign currency translation adjustments                              (118,757)            (105,878)
   Retained earnings                                                                 412,130              405,142
                                                                                ------------          -----------
                                                                                     604,254              610,145
                                                                                ------------          -----------
   Total liabilities and shareholders' equity                                    $ 1,640,580          $ 1,726,135
                                                                                ------------          -----------
                                                                                ------------          -----------

                           10                                                11




CONSOLIDATED STATEMENT OF EARNINGS
EXPRESSED IN UNITED STATES CURRENCY AND,
EXCEPT EARNINGS (LOSS) PER SHARE, IN THOUSANDS OF DOLLARS

                                                                  Three months ended        Nine months ended
                                                                        September 30             September 30
                                                                   1999         1998        1999         1998
                                                             ------------------------------------------------
   Sales                                                     $  596,363   $  651,325  $1,777,929   $2,018,827
                                                             ------------------------------------------------
   Cost of sales                                                404,768      455,611   1,206,410    1,406,972
   Selling, general and administrative expenses                 141,968      174,655     434,056      525,469
   Provision for restructuring costs                                  -      630,000           -      630,000
   Capital asset amortization                                    25,743       29,543      79,556       94,812
   Research and development expense                               5,194        5,972      17,371       18,278
                                                             ------------------------------------------------
                                                                577,673    1,295,781   1,737,393    2,675,531
   Income (loss) from operations                                 18,690     (644,456)     40,536     (656,704)
   Investment and other income                                      688        5,824       3,897        8,821
   Interest expense                                               6,887        5,177      17,569       13,927
   Unrealized exchange adjustments                                   55          130         174          344
                                                                 12,436     (643,939)     26,690     (662,154)
   Income tax expense (recovery)                                  3,668      (96,660)      5,944      (98,392)
   Minority interests                                                81         (415)        489         (662)
                                                             ------------------------------------------------
   Net earnings (loss)                                        $   8,687    $(546,864)   $ 20,257   $ (563,100)
   Earnings (loss) per share                                  $    0.10       $(6.18)   $   0.23   $    (6.36)
                                                             ------------------------------------------------



                NINE MONTHS ENDED                           NINE MONTHS ENDED
                SEPTEMBER 30                                SEPTEMBER 30
                SALES                                       NET EARNINGS (LOSS)
                MILLIONS OF DOLLARS                         MILLIONS OF DOLLARS


           YEAR TO DATE                            YEAR TO DATE

          SEP-99    SEP-98    SEP-97                  SEP-99  SEP-98  SEP-97
                                        Net
Gross                                   earnings
Sales   1777.929  2018.827  1884.043    (loss)        20.257  -563.1   54.06


                     12                                               13

CONSOLIDATED STATEMENT OF CASH FLOWS
EXPRESSED IN UNITED STATES CURRENCY
IN THOUSANDS OF DOLLARS


                                                                                 Nine months ended September 30
                                                                                       1999                1998
                                                                                 ----------           ---------
   OPERATING ACTIVITIES
   Net earnings (loss)                                                            $  20,257           $(563,100)
   Items not affecting cash resources                                                79,204             684,502
   Increase in working capital other
     than cash resources                                                            (25,342)           (140,698)
                                                                                 ----------           ---------
   Total                                                                          $  74,119           $ (19,296)
                                                                                 ----------           ---------

   INVESTING ACTIVITIES
   Expenditure for property, plant and equipment                                  $ (67,124)          $ (54,733)
   Sale of property, plant and equipment                                              9,613              21,916
   Proceeds from sale of investments                                                   --                21,629
   Taxes on sale of an investment                                                      --               (16,519)
   Proceeds from sale of businesses                                                    --                11,547
   Acquisition of businesses                                                         (6,773)            (24,095)
   Software expenditures                                                            (41,393)            (44,190)
   Other                                                                            (11,301)               (587)
                                                                                 ----------           ---------
   Total                                                                          $(116,978)          $ (85,032)
                                                                                 ----------           ---------

   FINANCING ACTIVITIES
   Dividends                                                                      $ (13,269)          $ (45,997)
   Addition to debt                                                                 222,590             140,307
   Reduction in debt                                                               (204,394)            (38,231)
   Other                                                                             (4,894)               (496)
                                                                                 ----------           ---------
   Total                                                                          $      33           $  55,583
                                                                                 ----------           ---------

   Decrease in cash resources before
     unrealized exchange adjustments                                              $ (42,826)          $ (48,745)
   Unrealized exchange adjustments                                                   (2,277)               (342)
                                                                                 ----------           ---------
   Decrease in cash resources                                                       (45,103)            (49,087)
   Cash resources at beginning of year (1)                                          130,971             195,979
                                                                                 ----------           ---------
   Cash resources at end of period (1)                                            $  85,868           $ 146,892
                                                                                 ----------           ---------
                                                                                 ----------           ---------

(1) Cash resources is defined as cash and short-term securities less bank loans.


                           14                                                15

      NOTES

      EXPRESSED IN UNITED STATES CURRENCY AND, EXCEPT PER SHARE AMOUNTS, IN THOUSANDS OF DOLLARS

1.    UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES (GAAP)

               The consolidated financial statements are prepared in accordance with Canadian GAAP, which are consistent in all material respects with United States GAAP, with the exception of the items reviewed below.

      PENSIONS (SFAS NO. 87)

               Under Canadian GAAP, the discount rate is a long-term based interest rate, whereas under United States GAAP, the discount rate reflects an interest rate at which the pension obligation could effectively be settled at the previous year-end date.

      POSTRETIREMENT BENEFITS OTHER THAN PENSIONS (SFAS NO. 106)

               SFAS No. 106 requires that the expected costs of the employees' postretirement benefits be expensed during the years employees render services, whereas under Canadian GAAP, the Corporation recognizes the cost of these benefits as an expense as incurred.

      INCOME TAXES (SFAS NO. 109)

               SFAS No. 109 requires a liability method under which temporary differences are tax effected at current tax rates, whereas under Canadian GAAP, timing differences are tax effected at the rates in effect when they arise.

      COMPREHENSIVE INCOME (SFAS NO. 130)

               SFAS No. 130 requires disclosure of comprehensive income and its components. Comprehensive income is the change in equity of the Corporation from transactions and other events other than those resulting from transactions with owners, and is comprised of net income and other comprehensive income. The only component of other comprehensive income for the Corporation is unrealized foreign currency translation adjustments. Under Canadian GAAP, there is no standard for reporting comprehensive income.

      DERIVATIVES (SFAS NO. 133)

               SFAS No.133 Accounting for Derivatives and Hedging Activities is effective for all fiscal years beginning after June 15, 2000.
      The Corporation has not yet determined the impact the adoption of SFAS No. 133 will have on its earnings or statement of financial position. However, the Corporation does not use derivative financial instruments for trading purposes and only enters into normal commercial hedges.

      CAPITALIZED SOFTWARE

               The Corporation has a policy of capitalizing costs directly attributable to the development or acquisition of computer software for internal use. Under United States GAAP, costs associated with the development or acquisition of computer software for internal use are charged to operations during the preliminary project and postimplementation stages.
               In addition, under United States GAAP, business process reengineering activities involved with information technology transformation projects are expensed as incurred. Prior to October 28, 1998, the Corporation capitalized certain business process reengineering costs. Subsequent to October 28, 1998, Canadian GAAP requires the cost of business process reengineering activities to be expensed as incurred.

      TERMINATION LIABILITIES

               Under United States GAAP, a liability for termination benefits is recognized provided that certain conditions are met. Prior to the period end, the details of the benefit arrangement under the approved plan must be communicated to employees. Under Canadian GAAP, the communication of the benefit arrangements to the employees before the financial statement date is not required.

      SETTLEMENTS OF PENSION PLANS (SFAS NO. 88)

               Under United States GAAP, a gain or loss arising upon the settlement of a pension plan is only recognized once responsibility for the pension obligation has been relieved. Under Canadian GAAP, an intention to settle or curtail a pension plan that is expected to result in a loss requires recognition once the amount is likely and can be reasonably estimated.

      INCOME FROM OPERATIONS

               The provision of $8 million charged to 1998 first quarter earnings for the decoupling of the European forms business from the customer communication services business is recorded in investment and other income. Under United States GAAP, the provision is charged to income from operations. The classification difference has no impact on net earnings.

      EARNINGS PER SHARE (SFAS NO. 128)

               Under Canadian GAAP, diluted earnings per share is calculated using the imputed interest method whereas, the treasury stock method is required for United States GAAP.


1.    UNITED STATES GAAP (CONT'D)



                                                               Three months ended           Nine months ended
                                                                     September 30                September 30
                                                                1999         1998          1999          1998
                                                          ---------------------------------------------------
   Net earnings (loss) as reported                        $    8,687   $ (546,864)   $   20,257    $ (563,100)
   Decreased (increased) pension expense                      (1,578)       2,958        (4,785)       (1,666)
   Increased pension asset                                         -       31,000             -        31,000
   Decreased  (increased) postretirement benefits              1,842       (1,215)        4,990          (579)
   Capitalized software                                       (2,882)         886        (5,331)       (6,733)
   Increased (decreased) termination liabilities              (5,146)     120,275       (16,010)      119,975
   Reduced (increased) income taxes (1)                        3,565      (36,410)       10,094       (32,692)
                                                          ---------------------------------------------------
   Net earnings (loss) as determined under U.S. GAAP      $    4,488   $ (429,370)   $    9,215    $ (453,795)
   Earnings (loss) per share:
     Basic earnings (loss) per share                      $     0.05   $    (4.85)   $     0.10    $    (5.13)
     Diluted earnings (loss) per share                    $     0.05   $    (4.83)   $     0.10    $    (5.10)
     Average shares outstanding (in thousands)                88,457       88,457        88,457        88,455
                                                          ---------------------------------------------------
   Comprehensive income:
     Net earnings (loss) as determined under U.S. GAAP    $    4,488   $ (429,370)   $    9,215    $ (453,795)
     Other comprehensive income (loss):
        Foreign currency translation adjustment                2,257       (1,648)      (12,879)       (6,429)
   Total comprehensive income (loss)                      $    6,745   $ (431,018)   $   (3,664)   $ (460,224)
                                                          ---------------------------------------------------

   (1) SFAS No. 109 income tax adjustments                $      502   $   12,162    $    1,755    $    8,796
   SFAS No. 95 cash flow disclosures:
     Interest paid                                                                   $   17,485    $   14,239
     Income taxes paid (2)                                                                1,774        14,912
                                                          ---------------------------------------------------

   (2) In 1998, $16,519 was included in investing activities that would have been included in operating activities per SFAS No. 95.



                                                          September 30, 1999         December 31, 1998
                                                         As reported U.S. GAAP     As reported U.S. GAAP
                                                      ------------------------------------------------------
Balance sheet items:

Net pension liability (asset)                          $   (4,418)  $  (11,341)   $      897    $  (14,930)
Other assets - computer software                         (124,509)     (79,412)      (93,664)      (53,898)
Postretirement benefit cost liability                           -      429,128             -       433,675
Deferred income taxes asset                               (68,776)    (260,463)      (76,441)     (254,283)
Deferred income taxes liability                            43,309       93,028        42,305        92,835
Accounts payable and accruals                             488,542      386,215       641,649       523,312
Unrealized foreign currency translation adjustments      (118,757)     (83,573)     (105,878)      (70,694)
Retained earnings                                         412,130      153,939       405,142       157,993
                                                      ------------------------------------------------------

                             18                                              19



   NOTES (CONT'D)

2. SEGMENTED INFORMATION




For the nine months          Moore            CCS,        Latin                       Asia
ended September 30       North America   United States   America      Europe         Pacific     Consolidated
----------------------------------------------------------------------------------------------------------------
1999

Total revenue            $1,171,225      $ 383,317       $118,737      $ 119,131      $       -   $1,792,410
Intersegment revenue        (13,824)          (657)             -              -              -      (14,481)
----------------------------------------------------------------------------------------------------------------
Sales to customers
 outside the enterprise  $1,157,401      $ 382,660       $118,737      $ 119,131      $       -   $1,777,929
----------------------------------------------------------------------------------------------------------------
Segment operating
 profit                  $   12,812      $  26,639       $    326      $   2,414      $       -   $   42,191
                         --------------------------------------------------------------------
General corporate
  expenses                                                                                            (1,655)
                                                                                                  --------------
Income from operations                                                                            $   40,536
                                                                                                  --------------
Segment assets           $  876,728      $ 205,901       $ 90,300      $ 133,685      $       -   $1,306,614
                         --------------------------------------------------------------------
Corporate assets
  including investments                                                                              333,966
                                                                                                  --------------
Total assets                                                                                      $1,640,580
                                                                                                  --------------
Capital asset
  amortization           $   42,606      $  25,480       $  4,581      $   6,889      $       -   $   79,556
----------------------------------------------------------------------------------------------------------------
Capital expenditures     $   37,970      $  17,476       $  6,465      $   5,213      $       -   $   67,124
----------------------------------------------------------------------------------------------------------------

1998

Total revenue            $1,226,517      $ 368,697       $144,907      $ 225,345      $  87,944   $2,053,410
Intersegment revenue        (33,528)          (774)             -           (281)             -      (34,583)
----------------------------------------------------------------------------------------------------------------
Sales to customers
 outside the enterprise  $1,192,989      $ 367,923       $144,907      $ 225,064      $  87,944   $2,018,827
----------------------------------------------------------------------------------------------------------------
Segment operating
 loss                    $ (447,184)     $  (9,256)      $(19,052)     $(113,076)     $ (65,528)  $ (654,096)
                         --------------------------------------------------------------------
General corporate
  expenses                                                                                            (2,608)
                                                                                                  --------------
Loss from operations                                                                              $ (656,704)
                                                                                                  --------------
Segment assets           $  923,826      $ 210,873       $109,393      $ 152,288      $  64,455   $1,460,835
                         --------------------------------------------------------------------
Corporate assets
  including investments                                                                              359,994
                                                                                                  --------------
Total assets                                                                                      $1,820,829
                                                                                                  --------------
Provision for
  restructuring cost     $  418,500      $  27,050       $ 20,680      $ 106,070      $  57,700   $  630,000
                         ---------------------------------------------------------------------------------------
Capital asset
  amortization           $   49,127      $  23,957       $  5,758      $  11,418      $   4,552   $   94,812
----------------------------------------------------------------------------------------------------------------
Capital expenditures     $   20,781      $  16,441       $  5,203      $  11,366      $     942   $   54,733
----------------------------------------------------------------------------------------------------------------


                             20                                              21

3.    YEAR 2000

               The Year 2000 issue arises from the fact that many computerized systems use two digits rather than four to identify a year. Date sensitive systems may recognize the year 2000 as 1900 or some other date, resulting in errors when information using Year 2000 dates is processed. In addition, similar problems may arise in some systems which use certain dates in 1999 to represent something other than a date. The effects of the Year 2000 issue may be experienced before, on, or after January 1, 2000, and if not addressed, the impact on operations and financial reporting may range from minor errors to significant systems failures which could affect an entity's ability to conduct normal business operations. It is not possible to be certain that all aspects of the Year 2000 issue affecting the Corporation, including those related to the efforts of customers, suppliers or other third parties, will be fully resolved by December 31, 1999.

               The Corporation established a plan to address the impact of Year 2000 on its information technology systems and processes, including those involved in providing services to its customers, and is treating the Year 2000 issue as a business priority. The Corporation is addressing the Year 2000 issue in four ways which are described in detail in the Corporation's 1998 annual report to shareholders. Complete inventories for infrastructure, software applications, and suppliers have been completed, as have assessments of those identified as critical. Full assessments have been completed for all major business unit system components. Year 2000 changes have been completed for all mission-critical systems with 19xx and 20xx acceptance testing completed. Non-mission-critical system testing and implementation are on target for completion by October, 1999.

               During the third quarter, the Corporation carried out further on-site Year 2000 readiness assessments of certain critical suppliers. Interviews were held to confirm or reconfirm the status of established Year 2000 programs. Reports generated on the individual assessments showed positive results.

               The Corporation has made significant progress in preparing the Corporation's information technology systems and applications for the Year 2000 according to its project plan. Management believes it can achieve the deadlines set out in the project plan and the Board of Directors is monitoring progress closely. The Corporation's Year 2000 master business continuity plan was completed in the first quarter of 1999.The business continuity plan is intended to provide actions, procedures and responsibilities to be taken or performed by each operating site to recover from a potential Year 2000 disruption and continue to deliver the products and services to customers.

               The business continuity plan has been rolled out to over 85% of the Corporation's facilities with completion of the roll out scheduled by the end of

      October 1999. Preparations to manage all Year 2000 related events and communications from a central location during the millennium turn-over period are underway with the planned implementation of the Corporate Command Centre, Business Unit Command Centres and Site Command.

               The cost for the entire Year 2000 program is forecasted at approximately $42 million, which is funded through normal operations. Expenditures to date totalled $39 million with $15 million charged to the 1999 nine month's earnings ($19 million in 1998). The majority of the expenditures represent payments to external information technology specialists to assist in the renovation and testing work on current systems and to replace or change software applications and hardware components. Management believes that the cost of the Year 2000 program will not have a material adverse impact on the Corporation's business results of operations or financial condition.

               The foregoing estimates of costs and the date that the Corporation expects to complete the Year 2000 program are based on management's best estimates. Actual results may differ from those anticipated as a result of certain risks and uncertainties, including but not limited to, the availability and cost of personnel trained in the area, the ability to identify and correct all relevant codes, and other similar factors. Management believes it can achieve its project plan; however, there is no assurance that the Corporation's or its suppliers' or customers' remediation efforts will be sufficiently comprehensive to address all aspects of the Year 2000 issue, or that any such efforts will be completed on time.

4.    PROVISION FOR RESTRUCTURING COSTS

               In 1998, the Corporation incurred a pre-tax charge of $615 million, $531 million after tax, related to a restructuring plan directed at reducing costs and restoring profitability to the Forms business, and increasing profitability of the Customer Communication Services businesses. The key restructuring actions include the integration of North American operations, the disposal of non-strategic assets, and exiting of certain unprofitable products. The restructuring program resulted in impairment losses and provisions with an estimated after-tax cash cost of $149 million.

               Included in the balance sheet at September 30, 1999 are accounts payable and accruals of $102 million and deferred income taxes and liabilities of $125 million related to the restructuring program. The carrying value of remaining assets held for disposal as at September 30, 1999 is $106 million. Included in the Corporation's results of operations for the nine months ended September 30 are sales of $245 million (1998 -- $245 million) and losses from operations of nil (1998 -- $5 million) from businesses to be exited under the restructuring program.

               Approximately 3,793 employees have left the Corporation as a result of restructuring actions implemented to date, representing 2,600 due to divestitures and 1,193 from other restructuring activity.

               Provisions for restructuring costs include management's best estimates of the amounts expected to be realized on the sale of businesses and amounts to be incurred on the closure of manufacturing plants and integration of the North American operations. These amounts could differ in the near term from the amounts assumed in determining the provision.

5.    COMPARATIVE CONSOLIDATED FINANCIAL STATEMENTS

               Comparative figures have been restated where appropriate to conform to the current presentation.

FORWARD-LOOKING STATEMENTS

               This Interim Report to Shareholders contains statements relating to future results of the Corporation (including certain anticipated and estimated results and the Corporation's outlook concerning future results) that are "forward-looking statements" as defined in the U.S. Private Securities Litigation Reform Act of 1995. Readers are cautioned not to place undue reliance on these forward-looking statements and any such forward-looking statements are qualified in their entirety by reference to the following cautionary statements. All forward-looking statements speak only as of the date hereof and are based on current expectations and involve a number of assumptions, risks and uncertainties that could cause the actual results to differ materially from such forward-looking statements. Factors that could cause such material differences include, without limitation, the following: the successful completion of the restructuring program, including SAP implementation, announced in 1998 within the timeframe anticipated to execute the respective restructuring actions; the timely resolution of Year 2000 issues according to the Corporation's master project plan and by the Corporation's customers and suppliers; the effect of paper price fluctuations on the Corporation's Forms operations; successful execution of key strategies; maintenance of growth in Customer Communication Services businesses; the impact of foreign currency fluctuations in the Latin American countries in which the Corporation operates; general economic and other factors beyond the Corporation's control; and other assumptions, risks and uncertainties described from time to time in the Corporation's periodic filings with Securities Regulators.

CORPORATE INFORMATION

SHAREHOLDER ACCOUNT INQUIRIES

               CIBC Mellon Trust Company operates a telephone inquiry line that can be reached by dialing toll-free 1-800-387-0825 or (416) 643-5500. Correspondence should be addressed to: Moore Corporation Limited, c/o CIBC Mellon Trust Company, Corporate Trust Services, P.O. Box 7010, Adelaide Street Postal Station, Toronto, Ontario M5C 2W9.

DIVIDENDS

               Shareholders are reminded of the flexibility available on payment of the Corporation's dividends. While the Corporation's dividends are declared payable in United States funds, registered shareholders have the option of receiving dividends in equivalent Canadian funds, or participating in the Dividend Reinvestment and Share
      Purchase Plan. The Dividend Reinvestment Option allows shareholders to reinvest dividends automatically in additional shares of the Corporation. The Share Purchase Option provides shareholders a means to purchase shares by making cash payments. Further information regarding these options is available from CIBC Mellon Trust Company, or the Corporation.

INVESTOR RELATIONS

               Institutional and individual investors seeking financial information about the company are invited to contact Shoba Khetrapal, Vice President and Treasurer at the Corporate Office.

MANAGEMENT'S STATEMENT

                The financial information included in this report is unaudited, but in the opinion of management it reflects all adjustments that are necessary for a fair presentation of the financial position, results of operations and changes in cash flows for the interim periods.

[LOGO]
Moore Corporation Limited
1 First Canadian Place
P.O. Box 78
Toronto, Ontario
M5X 1G5

Internet: http://www.moore.com
Tel: (416) 364-2600
Fax: (416) 364-1667

[LOGO]

Printed on recycled paper containing post-consumer waste, with environmentally friendly vegetable inks.
Printed in Canada