Form 10-K
period 1999-12-31
MOORE CORPORATION LTD
filed 2000-03-16
CIK 67931

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
                                    ---------

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1999. Commission file number 1-8014.

                            MOORE CORPORATION LIMITED
                            -------------------------
             (Exact name of registrant as specified in its charter)

         Ontario, Canada                                    98-0154502
-------------------------------                         ------------------
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                          Identification No.)

1 First Canadian Place, Toronto, Ontario, Canada               M5X 1G5
------------------------------------------------            ------------
      (Address of principal executive offices)              (Postal Code)

Registrant's telephone number, including area code:  (416) 364-2600
                                                   ------------------

Securities registered pursuant to Section 12(g) of the Act:

Title of Each Class             Name of Each Exchange On Which Registered
-------------------             -----------------------------------------
  Common Shares                       New York Stock Exchange, Inc.
Without Par Value

The common shares without par value of Moore Corporation Limited are also listed on The Toronto Stock Exchange in Canada.

Securities registered pursuant to Section 12(g) of the Act:

                                      NONE
                               ----------------
                               (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO
                                      ---   ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge in definitive proxy or information statements incorporated by reference, in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting common shares without par value held by non-affiliates of the registrant as computed by reference to the closing price on the New York Stock Exchange on February 15, 2000 was $480,984,611.

The number of common shares without par value outstanding as of February 15, 2000 was 88,456,940.

                            MOORE CORPORATION LIMITED
                                    FORM 10-K

                       DOCUMENTS INCORPORATED BY REFERENCE


Document                                                                                                Part of Form 10-K
--------------------------------------------------------------------------------------------------------------------------------

1.     Annual Report to Shareholders for the year ended                                                 Parts I, II and
       December 31, 1999.  With the exception of those                                                  IV
       portions which are incorporated by reference into
       this Form 10-K, the Annual Report is not deemed to
       be filed.

2.     Management Information Circular and Proxy Statement dated March 15, 2000                         Part III
       for the Annual and Special Meeting of Shareholders to be held on April
       28, 2000.


                              CAUTIONARY STATEMENT

       This Annual Report on Form 10-K, contains statements relating to the future results of the Corporation (including certain anticipated, planned, forecasted, expected, targeted and estimated results and certain matters discussed in Part I, Item I - Business and in Part II, Item 7 - Management's Discussion and Analysis, Results of Operations and Financial Condition) that are "forward-looking statements" as defined in the U.S. Private Securities Litigation Reform Act of 1995. Readers are cautioned not to place undue reliance on these forward-looking statements and any such forward-looking statements are qualified in their entirety by reference to the following cautionary statements. All forward-looking statements speak only as of the date hereof and are based on current expectations and involve a number of assumptions, risks and uncertainties that could cause the actual results to differ materially from such forward-looking statements. Factors that could cause such material differences include, without limitation, the following: the successful completion of the restructuring program announced in 1998 within the timeframe anticipated to execute the respective restructuring actions and achieving the associated benefits, the successful implementation of the Enterprise Resource Planning system within anticipated time frames and achieving associated benefits, the effects of paper price fluctuations, successful execution of key strategies (including the digital and Internet strategies), maintenance of growth rates in Customer Communication Services businesses, the impact of currency fluctuations in the countries in which the Corporation operates, general economic and other factors beyond the Corporation's control, and other assumptions, risks and uncertainties described in this Annual Report on Form 10-K and from time to time in the Corporation's periodic filings with Securities Regulators.

                            MOORE CORPORATION LIMITED
                                FORM 10-K - 1999

                                TABLE OF CONTENTS

                                  DESCRIPTION                                           PAGE
                                  -----------                                           ----
PART I          Item        1     Business                                                4
                            2     Properties                                             11
                            3     Legal Proceedings                                      12
                            4     Submission of Matters to a Vote of                     12
                                  Security Holders

PART II         Item        5     Market for Registrant's Common Stock                   13
                                  and Related Stockholder Matters
                            6     Selected Financial Data                                13
                            7     Management's Discussion and Analysis of                13
                                  Results of Operations and Financial
                                  Condition

                            7A    Quantitative and Qualitative Disclosures               13
                                  About Market Risk

                            8     Financial Statements and Supplementary                 13
                                  Data
                            9     Changes in and Disagreements with                      13
                                  Accountants on Accounting and Financial
                                  Disclosure

PART III        Item       10     Directors and Executive Officers of the
                                  Registrant                                             14
                           11     Executive Compensation                                 16
                           12     Security Ownership of Management                       16
                           13     Certain Relationships and Related                      17
                                  Transactions

PART IV         Item       14     Exhibits, Financial Statement Schedules                18
                                  and Reports on Form 8-K

                                  SIGNATURES                                             19


NOTE: Unless otherwise indicated by the designation "Canadian" or "Cdn.", all dollar amounts in this Form are expressed in United States currency.

                            MOORE CORPORATION LIMITED
                                 FORM 10-K- 1999

                                     PART I

ITEM 1  BUSINESS

a)     GENERAL DEVELOPMENT OF BUSINESS

Moore Corporation Limited, a corporation incorporated under the laws of Ontario, Canada, together with its subsidiaries, referred to herein as Moore or the Corporation, was established in 1882. At December 31, 1999, Moore had approximately 15,800 employees worldwide.

Moore is a leading international provider of products and services that help companies communicate through print and digital technologies. As a leading supplier of document formatted information, print outsourcing and data based marketing, Moore designs, manufactures and delivers business communication products, services and solutions to customers.

Moore operates in two distinct, but complementary market segments: (1) Forms, Print Management and Related Products which includes Labels and Label Systems and (2) Customer Communication Services ("CCS"), which includes personalized direct mail, statement printing and database management. Moore operates on a decentralized strategic business unit basis within each geographical segment. In order to better serve customer needs for sales and marketing, Moore also specializes by industry segment and process application. As of December 31, 1999, the Corporation operated in the following operating segments: (1) Moore North America, (2) CCS United States, (3) Europe and (4) Latin America. With the 1998 divestment of the Australasian business and the commencement of the liquidation process of the China joint ventures, the Asia Pacific operating segment, which existed in 1998, no longer exists in 1999. For the year ended December 31, 1999, Moore derived approximately 86% of its revenues from North America.

Moore is committed to growth. A key element of accomplishing this strategy is internal development or external purchase of leading-edge technologies. For 1999, research and development expenditures totaled $23 million, compared to $27 million in 1998 and $30 million in 1997. In the business document arena, development expenditures were focused on continuing to improve our market-leading pressure seal-mailers, new label constructions, and growing our print-on-demand offerings. For the high speed digital printing business, a new workflow was introduced in our direct marketing business, and a number of new, higher print quality offerings were introduced that improved the product appearance and supported new, higher information density bar codes. For Internet-based applications, the Corporation focused on development of seamless fulfillment for digital print and communication products, as well as systems that provide flexible, cost efficient management of forms and documents that are easily accessible to end users. In 2000, Moore expects to invest approximately $25 million for research and development.

       RESTRUCTURING CHARGES

       In the third quarter of 1998, the Board of Directors approved a restructuring program as part of the Corporation's continuing initiative to enhance Moore's competitive position in its Forms business and to strengthen its long-term prospects for profitable growth. The restructuring program is the first step in a comprehensive plan to substantially improve the Corporation's cost structure and enhance shareholder value and profitability. Accordingly, a pre-tax restructuring charge of $630 million was recorded in the third quarter of 1998. During the fourth quarters of 1998 and 1999, the restructuring provision was reduced by $15 million and $68 million respectively. After tax, the impact of the restructuring charge on the 1998 statement of earnings was $531 million or $6.00 per share. In 1999, the after tax impact of the restructuring charge reversal was $48 million or $0.55 per share. Included in the net charge were costs related to the following actions and activities:

       ORGANIZATIONAL INTEGRATION ($122 MILLION). This action covers the integration of the sales and marketing, and logistics and manufacturing operations in North America. Included in the restructuring charge are costs associated with upgrading administrative and transaction processing systems to improve efficiency and responsiveness in the order-to-delivery cycle, and the creation of a shared services organization involving finance, procurement, human resources, communications, information technology and research and development resulting in workforce reductions.

       NON-STRATEGIC ASSET ELIMINATION ($322 MILLION). The restructuring includes the sale of certain international and North American businesses and a revaluation of goodwill related to certain acquisitions.

       MANUFACTURING RATIONALIZATION ($103 MILLION). The Corporation is consolidating Forms manufacturing operations across North America and internationally, and ceasing production of certain unprofitable products which resulted in the closure of 10 manufacturing facilities, primarily in North America. In addition, the print centers in the United States and Canada will be integrated into the North American manufacturing and logistics organization.

       Costs associated with the restructuring plan included non-cash costs of $358 million, and cash costs of $189 million, which will be funded through normal operations and borrowings. Included in the restructuring program are charges associated with the divestiture of certain international and North American businesses, and the write-down of goodwill and property, plant and equipment. The asset write-downs of $221 million for goodwill and other assets and $137 million for property, plant and equipment represent mainly a revaluation made for selective acquisitions and property, plant and equipment, primarily to be abandoned, under the Moore North America operating segment.

       The restructuring charge includes amounts to be paid in cash of $189 million. Cash costs include mainly severance and termination benefits of $107 million to be paid to employees. Other cash costs of $82 million include costs for lease terminations, service contract buyouts and other obligations. Future payments for severance and termination benefits are expected to be funded through normal operations and borrowings.

       Actions under the restructuring program commenced in the third quarter of 1998 and are expected to be completed in the year 2001. The majority of the restructuring actions were executed in 1999. By reducing manufacturing capacity and overhead costs, the Corporation expects to generate annual savings of $120 million by the year 2001.

       RESTRUCTURING ACTIONS COMPLETED THROUGH DECEMBER 31, 1998

       The Corporation was successful in completing certain actions during 1998, especially in relation to the European and Australasia Forms businesses which were exited on more favorable terms than initially anticipated, and actual and planned workforce reductions at a lower cost. On August 1, 1998, the Corporation disposed of its European Forms business resulting in a pre-tax loss of $85 million, of which $44 million was provided for in the 1998 restructuring charge, and $41 million was provided for in 1997. The Australian and New Zealand businesses were divested on December 30, 1998 resulting in a pre-tax loss of $42 million which was fully provided for in the restructuring provision. In the fourth quarter of 1998, the Corporation initiated steps to liquidate its joint ventures in China at an estimated loss of $8 million as provided for in the restructuring provision.

       In the last six months of 1998, the Corporation undertook substantial steps to complete the integration of its sales and marketing, and logistics and manufacturing operations in North America, resulting in the consolidation of 10 operating units into one business. The creation of the North American shared services functions began, including the process of streamlining administrative functions. The Corporation closed two plants in North America, eliminated numerous management positions in its North America Forms and Labels operations, and commenced other workforce delayering actions. The employee base was reduced by approximately 2,900 people by December 1998 due to the impact of the divestitures contemplated by the restructuring plan (2,600 employees), plant closures and other workforce reduction actions.

       RESTRUCTURING ACTIONS COMPLETED THROUGH DECEMBER 31, 1999

       The Corporation completed a number of restructuring actions in 1999 including in the closure of five manufacturing facilities, bringing the total number of plant closures in North America to seven. Since July 1999, the Corporation started the process of closing and integrating its warehouses and U.S. print centers into a new manufacturing organization. Other actions in North America during 1999 included the consolidation of the Canadian and U.S. sales and administrative offices, the implementation of a shared services organization, and the continuation of workforce delayering actions. In Europe, the Corporation has substantially completed the consolidation of its manufacturing facilities in France and has finalized the liquidation of a joint venture investment. Since the restructuring program began, the employee base has been reduced by approximately 3,900 people by December 1999 due to divestitures contemplated by the restructuring plan (2,600 employees), plant closures and other workforce reduction actions.

       The successful completion of several restructuring actions within all three noted action areas (Organizational Integration, Non-Strategic Asset Elimination and Manufacturing Rationalization) at lower than anticipated costs and the current forecast for outstanding actions have resulted in the Corporation reversing $68 million of charges under the 1998 restructuring program during the fourth quarter of 1999. These activities included the sale of certain North American businesses, the favorable settlement of claims related to the disposition of the European and Australasia Forms businesses and the negotiation of costs to exit customer contracts and lease agreements at more favorable terms than originally planned. The reversal also reflects decisions made by management, during the fourth quarter, to maintain some businesses that were originally earmarked for disposal. Gains on disposals have been credited to the restructuring provision to the extent that an impairment loss was classified as restructuring in the original provision.

       The carrying value of remaining assets held for disposal as at December 31, 1999 is $9 million. Results of operations related to assets held for disposal at December 31, 1999 are sales of $39 million ($46 million in 1998) and losses from operations of $1 million in 1999 ($2 million in 1998). Severance and termination benefits charged in 1999 and 1998 relate mainly to capacity rationalization, organizational delayering and other workforce reduction actions. During 1999, approximately
       $17 million (1998 - $13 million) of severance and termination benefits were paid out to employees.

b)     FINANCIAL INFORMATION ABOUT INDUSTRY AND GEOGRAPHIC SEGMENTS

       Operating and geographical segment definitions and financial information for the three years ended December 31, 1999 are presented in Note 20 of the Notes to Consolidated Financial Statements on pages 43 through 46 of the Moore Corporation Limited 1999 Annual Report to Shareholders and are incorporated herein by reference.

c)     NARRATIVE DESCRIPTION OF BUSINESS

       Products and Services

       Moore serves the business communication needs of corporations, governments and other enterprises through primarily two industry segments: (1) Forms, Labels and Related Products and (2) CCS. Moore manages the products and services offered through four different operating segments: Moore North America, CCS United States, Latin America and Europe. Due to dispositions made in 1998, the Asia Pacific operating segment, which existed in 1998 and prior, no longer exists in 1999.

       Forms, Labels and Related Products include a comprehensive line of forms and services that are both paper-based and electronic-based. The forms and labels business represented 69% of Moore's revenues of $2.4 billion in 1999 (1998 - 72% of revenues of $2.7 billion). It encompasses custom business forms and equipment, print management outsourcing, commercial printing, on-demand and data based publishing, facilities management, pressure seal mailing services, pressure sensitive labels, linerless labels, variable image bar codes, integrated forms/labels combinations and electronic forms.

       Moore North America and the Latin American businesses each provide predominantly forms and label products and services, while Europe provides only CCS products and services.

       The CCS businesses represented 31% of total revenue in 1999 (1998 - 28%). The principal operations are conducted through Business Communication Services ("BCS") and Response Marketing Services ("RMS"). Included in the RMS group are RMS and Phoenix Group in the United States, RMS in Continental Europe and Colleagues Direct Marketing in the United Kingdom.

       BCS services include statement re-engineering and printing, image and mail outsourcing, compliance mailings and prepaid calling cards. BCS accesses, selects and formats customer information and supplies appropriate marketing-oriented output, which is either paper-based or electronic. BCS uses proprietary Moore technology to provide cost-effective product and service offerings.

       RMS in the United States and Europe uses proprietary Moore technology to create, produce and manage effective personalized direct marketing programs. Phoenix Group is a database marketing organization that provides research, database expertise, customer relationship management and teleservicing services. Colleagues Direct Marketing is the largest independent direct marketing services firm in the U.K. It offers a variety of services from total campaign outsourcing services to large scale personalized promotional printing.

       Competition

       The Corporation derives 76% (1998 - 69%) of its revenue from the United States marketplace with sales in Forms, Print Management and Related Products representing the largest component of its United States revenue.

       The business forms industry in the United States is going through a period of consolidation. There are 15 to 20 national forms companies of which Standard Register, Reynolds & Reynolds, and Wallace Computer Services Inc. in addition to Moore, are the largest. Other key competitors are Willamette, Corporate Express and Workflow Management. Moore believes the top seven companies have in total approximately 42%

       (1998 - 42%) of the market in comparison to Moore's estimated 14% market share in 1999 (1998 - 14%). In addition, there are approximately 500 smaller companies organized on a regional and local basis.

       There are approximately 675 manufacturing plants in the United States serving the marketplace.

       The industry is very competitive with customers focused on increasing their revenue, controlling expenses and managing assets more effectively. Moore's strategy, in line with this environment, is to provide integrated management of all business documents - both paper and digital - and the services that support these documents and programs throughout their life cycle.

       In 1999, the United States business forms industry, including pressure sensitive labels and form/label combinations, sold approximately $11.5 billion of products, approximately the same as 1998. Industry sales are expected to show slight growth in 2000, as new products are introduced and new markets entered. The traditional United States forms marketplace is experiencing competition from commercial printing markets, label manufacturers, office products suppliers, and direct mail production companies as well as service bureaus. The trends in the marketplace are toward electronic commerce, integrated business communications management; shorter production runs; the logical extension of forms into direct mail and other targeted communications; and the conversion of most business information to digital format including changing what is printed as well as quantity, method and frequency of printing.

       Raw Material

       Paper continues to be the most significant item of raw material. The Corporation has long standing business relationships with critical paper manufacturers. The paper marketplace underwent three price increases in 1999 (year over year in excess of 35% increase in our predominant grades of paper that form the primary base of our production) resulting from a bullish marketplace. Without any new supply capacity expected in the future coupled by a fear of the unknown Year 2000 impacts, demand was firm throughout 1999. Imports had minimal impact on pricing, as they were not a major force in 1999.

       Intellectual Property

       Moore, through years of research and commercialization, has developed a proprietary portfolio of intellectual property consisting of patents, trademarks, copyrights and trade secrets. Since its founding, Moore has recognized the importance of intellectual property and is continually working to develop new technologies to provide additional value to its customers.

       Moore currently holds approximately 2,477 patents and applications throughout the world with about 410 patents in the United States. Moore's technology is constantly evolving and innovation remains important with some 975 currently pending patent applications on file. Moore holds patents for Intelligent Imaging(R) applications, the ability to print variable data either alone or in combination with fixed field formats, pressure sensitive products, such as labels and including proprietary laminate products, pressure seal configurations and form constructions, used in self-mailer applications particularly in compliance and financial reporting, forms handling and processing equipment, automated systems, for electronic forms and print on demand, printing solutions, including electrostatic imaging and ink jet, as well as the more conventional business products which help our customers effectively manage their continually changing business needs.

       Moore endeavors to provide customers with leading edge technology. Also in 1999, the Corporation realized more than four million dollars in benefit from the licensing of the Corporation's technology and settlement of pending litigation.

       Moore's proprietary information handling products continue to offer advantages. The Corporation's traditional base of business forms has been modified and enhanced to meet the challenges of today's high speed printing applications. Form/label combinations continue to grow as product solutions in many areas, such as bar coding applications. Recently, Moore focused its developmental efforts on radio frequency identification products ("RFID"). RFID labels allow for more efficient tracking of tagged items thereby reducing process and handling costs. Linerless label technology is continuing to grow in its acceptance and supplanting the more conventional pressure sensitive products particularly in environmentally sensitive areas. Moore's pressure seal technology provides customers with an innovative way to reduce cycle time and improve document processing while maintaining the integrity of the mailers and indicating potential tampering. Moore has commenced a number of patent infringement actions and has successfully settled two lawsuits in connection with this effort.

       In its CCS businesses, Moore recently obtained several new patents related to imaging. Systems such as the XL Data System and PC Configuration allow serially connected printers to produce highly personalized and variable documents. These systems allow the user to merge text and graphics while simultaneously performing print commands at full printer speed. The proprietary MIPS system enables the user to selectively apply coloured graphics along with variable text. Moore is currently developing a new generation data system that is expected to enable customers to supply text graphics and image files directly to the Corporation's paper and electronic output processes without modification. Moore is actively pursuing a number of Internet based solutions to match its emerging e-business strategy.

       Moore has currently about 210 Registered US Trademarks with about 1300 registered worldwide. In connection with Moore's widely perceived brand recognition in the industry, a number of trademark oppositions have been commenced to prohibit the use of the Moore name or phonetic equivalents in Moore's field of endeavor.

       Moore actively pursues copyright protection for its form and stationery products to prevent copycat production by competitors. In addition, Moore utilizes copyright protection for certain software and firmware developments.

       Backlog

       At December 31, 1999, the backlog of firm customer orders to be handled in the next 120 days was approximately $115 million. ($127 million at December 31, 1998). The Corporation has also built a backlog of approximately $1.6 billion of multi-year contracts for print management.

       Working Capital

       Short-term securities, accounts receivables and inventory comprise substantially all of the working capital in the Corporation.

       In North America, the Corporation sells its products and services principally on a "net 30 days" basis, which is the standard industry payment term. For the Corporation's other subsidiaries the payment terms are standard within their business segment and country.

       Raw material inventory is mainly paper and is comprised of externally purchased plain paper and a combination of internally converted carbonless and carbonized paper. Raw material on hand as of December 31, 1999 and December 31, 1998 was 1.1 months and 1.0 months, respectively.

       Finished goods inventory is comprised principally of orders custom-manufactured for customers under forms management agreements under which the forms are released to the customers over a set period of time. The cost of warehousing and financing these inventories is included with the price of the products. The finished goods inventory was 65% of total inventory at December 31, 1999 (December 31, 1998 - 64%).

       Employees

       At December 31, 1999, the Corporation employed 15,812 employees (December 31, 1998 - 17,135).

       ITEM 2  PROPERTIES

       The operations of the Corporation are carried on in 10.9 million square feet of manufacturing, administrative, warehouse, sales offices and research space. This is a slight increase from 1998 space of 10.8 million square feet. The increase is attributable to the actions brought upon by the restructuring plan. The plan has resulted in the closure of many manufacturing and administrative locations but these locations are still included in the total figures until they are sublet or sold.

       The following table summarizes the manufacturing and administrative space of the Corporation at December 31, 1999:


       Location                              Number of Plants                      Square Feet (000'S)
       --------                              ----------------                      -------------------
       Manufacturing Plants
       --------------------

       United States   -owned                       29
                       -leased                      26
                                                   ---
                                                    55                                    4,306
                                                   ---
       Canada          -owned                        4
                       -leased                       4
                                                   ---
                                                     8                                      690
                                                   ---
       Other Countries -owned                       15
                       -leased                      12
                                                   ---
                                                    27                                    1,599
                                                   ---                                    -----
       Total Manufacturing                          90                                    6,595
                                                   ===                                    =====


       Administrative Locations
       ------------------------

                       -owned                         6
                       -leased                       24
                                                   ----
       Total Administrative                          30                                   1,356
                                                   ====                                   =====


       In addition to the above listed properties, the Corporation maintains warehouse facilities and sales offices, most of which are leased.

       The Corporation's facilities have been well maintained and, with a few exceptions in the overseas subsidiaries, are believed to conform to modern industrial standards in their respective locations. At December 31, 1999, 83.4% of the total square footage was utilized. The utilization rate is affected by the existence of empty plants resulting from the restructuring actions as mentioned above. These locations comprise 1.1 million square feet or 10.25% of the total square footage mentioned above.

       ITEM 3  LEGAL PROCEEDINGS

       At December 31, 1999, certain lawsuits and other claims were pending against the Corporation. While the outcome of these matters is subject to future resolution, management's evaluation and analysis of such matters indicates that, individually and in the aggregate, the probable ultimate resolution of such matters will not have a materially adverse effect on the financial position or results of operations of the Corporation.

       ITEM 4  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       There were no matters submitted to a vote of the shareholders of the Corporation during the fourth quarter of 1999.

                                     PART II

       ITEM 5  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED
               STOCKHOLDER MATTERS

       The information regarding the market for and dividends on the common shares without par value of the Corporation and related security holder matters appears on page 56 of the Moore Corporation Limited 1999 Annual Report to Shareholders and is incorporated herein by reference. As of February 15, 2000, there were 5,005 record holders of the common shares without par value of the Corporation.

       ITEM 6  SELECTED FINANCIAL DATA

       The information regarding selected financial data for eleven years appears on pages 54 and 55 of the Moore Corporation Limited 1999 Annual Report to Shareholders and is incorporated herein by reference.

       ITEM 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

       Management's discussion and analysis of results of operations and financial condition appears on pages 8 to 25 of the Moore Corporation Limited 1999 Annual Report to Shareholders and is incorporated herein by reference.

       ITEM 7A  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

       The information appearing under the caption "Market Risk" on pages 22 to 24 of the Moore Corporation Limited 1999 Annual Report to Shareholders is incorporated herein by reference.

       ITEM 8  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

       The consolidated financial statements of the Corporation, which are incorporated herein by reference, are described in the accompanying Index to Financial Statements and Schedule on page F-1. The Corporation's Selected Quarterly Financial Data for the two years ended December 31, 1999 appears on page 54 of the Moore Corporation Limited 1999 Annual Report to Shareholders and is incorporated herein by reference.

       ITEM 9  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
               ACCOUNTING AND FINANCIAL DISCLOSURE

       There were no disagreements with the independent accountants on accounting and financial disclosure.

                                    PART III

       ITEM 10 DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

       The information regarding the Directors of the Corporation appears on pages 3 to 5 of the Management Information Circular and Proxy Statement for the Annual and Special Meeting of Shareholders to be held on April 28, 2000 and is incorporated herein by reference.

       EXECUTIVE OFFICERS OF THE REGISTRANT


       Name                              Age         Positions Held During Last Five Years
       ----                              ---         -------------------------------------
       Thomas E. Kierans                  59         Chairman of the Board since  October,  1997; and Chairman and
                                                     CEO,  Canadian  Institute  for  Advanced  Research;  prior to
                                                     September,   1999  Mr.   Kierans  was   President  and  Chief
                                                     Executive Officer, C.D. Howe Institute.

       W. Ed Tyler                        47         President  and Chief  Executive  Officer  since April,  1998;
                                                     prior  thereto,  Mr. Tyler held various  positions  with R.R.
                                                     Donnelley & Sons  Company;  most  recently  he was  Executive
                                                     Vice President.

       Thomas J. McKiernan                61         Executive Vice President since April,  1998; between October,
                                                     1997 and April,  1998,  Mr.  McKiernan was Vice President and
                                                     Interim CEO, Moore Corporation  Limited and President,  Moore
                                                     Customer Communication Services;  between September, 1995 and
                                                     October,  1997,  Mr.  McKiernan  was  Vice  President,  Moore
                                                     Corporation    Limited   and   President,    Moore   Customer
                                                     Communication  Services;  prior  thereto,  Mr.  McKiernan was
                                                     President, Moore Response Marketing Services.

       James B. Currie                    51         Senior Vice President,  Business  Development  since January,
                                                     l999; between September,  l996 and December,  l998 Mr. Currie was  President,  J.B  Consulting;  between  March,  1995  and
                                                     August,   1996  Mr.  Currie  was  Executive  Vice  President,
                                                     General  Counsel  and  Secretary  of Chicago  Title and Trust
                                                     Company;   prior  thereto  Mr.  Currie  was  Executive   Vice
                                                     President,   General   Counsel   and   Secretary   of  Heller
                                                     Financial, Inc.

       Michael S. Rousseau                41         Senior Vice President and Chief Financial  Officer since May,
                                                     1999;  prior to May, 1999 Mr. Rousseau was Vice President and
                                                     Chief Financial Officer of Silcorp Limited.




       Name                              Age         Positions Held During Last Five Years
       ----                              ---         -------------------------------------
       Patrick T. Brong                   55         Vice  President  of Moore  and  President  of  Logistics  and
                                                     Operations,  Moore North  America since July,  1998;  between
                                                     November, 1997 and June, 1998 Mr. Brong was President,  Moore
                                                     North  America;  between April,  1995 and October,  1997, Mr.
                                                     Brong  was  Vice  President-  Manufacturing,  Moore  Document
                                                     Solutions;  prior  thereto,  Mr.  Brong was Vice  President -
                                                     Manufacturing, Moore Canada.

       Sieg E. Buck                       50         Vice  President,  Moore  Corporation  Limited and  President,
                                                     Sales and Marketing,  Moore North  America,  Inc. since July,
                                                     1998;  between  October,  1997 and July,  1998,  Mr. Buck was
                                                     President,  Integrated Customer Solutions;  prior to October,
                                                     1997  Mr.  Buck was  President,  Image  Management  Services;
                                                     between  January,  1996  and  May,  1997  Mr.  Buck  was Vice
                                                     President,  Document Automation Systems;  prior thereto,  Mr.
                                                     Buck was Group President, Bell Sports Corporation.

       Charles F. Canfield                50         Vice President,  Human Resources and Corporate Communications
                                                     since June  1998;  between  July,  1997 and June,  1998,  Mr.
                                                     Canfield was Vice  President,  Human Resources and President,
                                                     Moore  Canada;   prior   thereto,   Mr.   Canfield  was  Vice
                                                     President, Human Resources.

       Russell I. Johnson                 64         Vice President, Procurement.

       Robert M. Jones                    49         Vice President and Chief Information  Officer since December,
                                                     1997;   prior  to   December,   1997  Mr.   Jones  was  Chief
                                                     Information Officer of Whirlpool   Corporation.

       John V. Laurie                     47         Vice  President and Treasurer  since January,  2000;  between
                                                     November,   1998  and  January,  2000  Mr.  Laurie  was  Vice
                                                     President  and  Treasurer  of Maple Leaf Foods Inc.;  between
                                                     February,  1998 and November,  1998 Mr. Laurie was an Analyst
                                                     at  RBC  Dominion  Securities;  between  December,  1996  and
                                                     February,  1998 Mr.  Laurie  was an  independent  consultant;
                                                     prior to December,  1996 Mr.  Laurie held  several  positions with George Weston  Limited most  recently as Vice  President of Pensions and Treasurer.




       Name                              Age         Positions Held During Last Five Years
       ----                              ---         -------------------------------------
       Peter F. Murphy                    44         Vice President and Controller  since  September,  1999; prior
                                                     to  September,   1999  Mr.  Murphy  was  Vice  President  and
                                                     Controller of R.R. Donnelley and Sons Company.

       Robert Z. Slaughter                45         Vice  President  and General  Counsel  since  January,  1999;
                                                     between  April,  1997 and  December,  1998 Mr.  Slaughter was
                                                     Associate  General  Counsel;   prior  to  March,   1997,  Mr.
                                                     Slaughter held various positions with Ameritech  Corporation, most  recently  as Vice  President  and  General  Counsel  of
                                                     Ameritech's custom business services unit.

       Joan M. Wilson                     44         Vice President and Secretary.

       James D. Wyner                     56         Vice  President,  Moore  Corporation  Limited and  President,
                                                     Peak  Technologies,   Inc.  since  January,  1998;  prior  to
                                                     January,  1998 Mr.  Wyner was  President,  Moore  Labels  and
                                                     Label  Systems  and  a  Vice  President,   Moore  Corporation
                                                     Limited;  prior to June,  1996,  Mr. Wyner was Executive Vice
                                                     President - Operations, Paxar Corporation.

       ITEM 11 EXECUTIVE COMPENSATION

       The information regarding the Directors' and Executive Officers' compensation appears on pages 8 to 15 of the Management Information Circular and Proxy Statement for the Annual and Special Meeting of Shareholders to be held on April 28, 2000 and is incorporated herein by reference.

       ITEM 12 SECURITY OWNERSHIP OF MANAGEMENT

       The information regarding the Security Ownership of the Directors and certain significant shareholders appears on pages 2 to 5 of the Management Information Circular and Proxy Statements for the Annual and Special Meeting of Shareholders to be held on April 28, 2000 and is incorporated herein by reference.

       The following table shows the beneficial ownership of, or control or direction over, common shares of the Corporation as of February 15, 2000, by each of the Corporation's most highly compensated executive officers:


                                               Number of              Nature of
          Name                                  Shares                Beneficial Ownership       % of Class
          ----                                 ---------              --------------------       ----------
          W.E. Tyler                             10,000(1)            Sole investment
                                                                      and voting power                 (*)

          T.J. McKiernan                          2,381(2)            Sole investment
                                                                      and voting power                 (*)

          S.E. Buck                                 306(3)            Sole investment                  (*)
                                                                      and voting power

          R. M. Jones                                 -(4)                   -                         (*)

          J.D. Wyner                                  -(5)                   -                         (*)

          M.S. Rousseau                           10,000              Sole investment
                                                                      and voting power                 (*)

(*) All officers and directors of the Corporation as a group beneficially own less than 1% of the outstanding common shares.

1 Mr. Tyler has stock options to acquire 329,506 common shares that are exercisable within 60 days of February 15, 2000.

2 Mr. McKiernan has stock options to acquire 109,400 common shares that are exercisable within 60 days of February 15, 2000.

3 Mr. Buck has stock options to acquire 15,000 common shares that are exercisable within 60 days of February 15, 2000.

4 Mr. Jones has stock options to acquire 13,000 common shares that are exercisable within 60 days of February 15, 2000.

5 Mr. Wyner has stock options to acquire 17,500 common shares that are exercisable within 60 days of February 15, 2000.


       ITEM 13 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

       The information regarding Certain Relationships and Related Transactions appears on pages 16 to 17 of the Management Information Circular and Proxy Statement for the Annual and Special Meeting of Shareholders to be held on April 28, 2000 and is incorporated herein by reference.

ITEM 14    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

              Documents filed as part of the report.

      1, 2    Financial Statements and Financial Statement Schedules

              See Index to Financial Statements and Schedule of Moore Corporation Limited on page F-1 which index is incorporated herein by reference.


      3       Exhibit #     Description
              ---------     -----------
              3(i)          Articles of Amalgamation dated January 1, 1993
                            (Previously filed as Exhibit 3(a) to Form 10-K for
                            the fiscal year ended December 31, 1992, File I-8014
                            which is incorporated herein by reference.)

              3(ii)         Bylaw No. 1, as consolidated  text as of April 12,
                            1990 (Previously filed as Exhibit 3(g) to Form 10-K for the fiscal year ended December 31, 1989, which is incorporated herein by reference.)

              4(a)          Dividend Reinvestment and Share Purchase Plan dated
                            March 3, 1994 (Previously filed as Exhibit 4(a) to
                            Form 10-K for the fiscal year ended December 31, 1993, which is incorporated herein by reference.)

              4(b)          Shareholder Rights Plan Agreement dated April 12,
                            1995 (Previously filed as Exhibit 1 to Form 8-K dated April 27, 1995 which is incorporated herein by reference.)

              11            Statement re computation of per share earnings

              13            Annual Report to Shareholders for the year ended
                            December 31, 1999

              21            Subsidiaries of the registrant

              23            Consents of PricewaterhouseCoopers LLP dated
                            February 17, 2000

       Reports on Form 8-K     No reports on Form 8-K were filed in the forth
                               quarter of the year ended December 31, 1999.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                  Moore Corporation Limited
                                  -------------------------
                                    (Registrant)

                           By:   s/b W.E. Tyler
                              --------------------------------------
                              W.E. Tyler, Director, President and
                              Chief Executive Officer



                           By:   s/b J.M. Wilson
                              --------------------------------------
                              J.M. Wilson, Vice President and Secretary


Dated:  February 17, 2000

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


  Signature                                 Title                                    Date
  ---------                                 -----                                    ----
s/b T.E. Kierans                   Director and Chairman                     February 17, 2000
----------------                   of the Board
T.E. Kierans



s/b W.E. Tyler                     Director, President                       February 17, 2000
--------------                     and Chief Executive
W.E. Tyler                         Officer



s/b M.S. Rousseau                  Senior Vice President                     February 17, 2000
-----------------                  and Chief Financial
M.S. Rousseau                      Officer



s/b P.F. Murphy                    Vice President and                        February 17, 2000
---------------                    Controller
P.F. Murphy



s/b D.H. Burney                    Director                                  February 17, 2000
---------------
D.H. Burney



s/b S.A. Dawe                      Director                                  February 17, 2000
-------------
S.A. Dawe



s/b R.J. Lehmann                   Director                                  February 17, 2000
----------------
R.J. Lehmann



s/b J.R.S. Prichard                Director                                  February 17, 2000
-------------------
J.R.S. Prichard



s/b D.R. McCamus                   Director                                  February 17, 2000
----------------
D.R. McCamus



                            MOORE CORPORATION LIMITED

                   INDEX TO FINANCIAL STATEMENTS AND SCHEDULE

The Consolidated Balance Sheets as at December 31, 1999 and 1998, the Consolidated Statements of Earnings, Retained Earnings and Cash Flows for each of the three years in the period ended December 31, 1999, the Notes to the Consolidated Financial Statements, together with the report thereon of PricewaterhouseCoopers LLP dated February 17, 2000, appearing on pages 26 to 53 of the Moore Corporation Limited 1999 Annual Report to Shareholders, are incorporated by reference in this Form 10-K. With the exception of the aforementioned information and the information incorporated in Items 1, 5, 6, 7 and 8 of this Form 10-K, the Moore Corporation Limited 1999 Annual Report to Shareholders is not to be deemed filed as part of this report. The financial statement schedule which follows should be read in conjunction with the financial statements in the Moore Corporation Limited 1999 Annual Report to Shareholders. Financial statement schedules not included have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

Separate financial statements of associated companies accounted for by the equity method have been omitted because the proportionate share of their profit before income taxes and total assets of each company are less than 20% of the respective consolidated amounts, and investments in such companies are individually less than 20% of consolidated total assets of the Registrant.

The Report of Independent Accountants on the Financial Statement Schedule appears on page F-2.


Financial Statement Schedule                                        Page
----------------------------                                        ----
II  Allowance for doubtful accounts                                 F-3


                      REPORT OF INDEPENDENT ACCOUNTANTS ON

                          FINANCIAL STATEMENT SCHEDULE

To the Board of Directors of Moore Corporation Limited

Our audits of the consolidated financial statements referred to in our report dated February 17, 2000 appearing on page 53 of the 1999 Annual Report to Shareholders of Moore Corporation Limited, (which report and consolidated financial statements are incorporated by reference in this Form 10-K) also included an audit of the Financial Statement Schedule listed in the foregoing index in this Form 10-K. In our opinion, the Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.





PRICEWATERHOUSECOOPERS LLP
CHARTERED ACCOUNTANTS



Toronto, Canada
February 17, 2000

                            MOORE CORPORATION LIMITED
                  SCHEDULE II - ALLOWANCE FOR DOUBTFUL ACCOUNTS
          (Expressed in United States currency in thousands of dollars)


                                          Additions
                     Balance at           Charged to
                     Beginning            Costs and           Deductions           Balance at
                      of Year              Expenses           (Note 1)             End of Year
                     ----------           ----------          ----------           -----------
1997                   9,311                 6,905              (6,254)               9,962

1998                   9,962                 7,115              (2,865)              14,212

1999                  14,212                 2,129              (2,417)              13,924


Note 1 - Primarily write-offs, recoveries and foreign currency translation adjustments.