Form 10-Q
period 2000-03-31
MOORE CORPORATION LTD
filed 2000-05-02
CIK 67931

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For the Quarter Ended              March 31, 2000
                       -------------------------------------------------------

Commission file number                1 - 8014
                       --------------------------------------------------------

                           MOORE CORPORATION LIMITED
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


        ONTARIO, CANADA                                98-0154502
---------------------------------         ------------------------------------
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
 incorporation or organization)


  1 First Canadian Place, Toronto, Ontario, Canada                  M5X 1G5
------------------------------------------------------           --------------
         (Address of principal executive offices)                  (Zip Code)

                                 416 - 364-2600
--------------------------------------------------------------------------
              (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X . No___.


The number of common shares without par value outstanding as of April 17, 2000 was 88,456,940.

                         PART I - FINANCIAL INFORMATION

Note: Unless otherwise indicated by the designation "Canadian" or "Cdn.", all dollar amounts in this Form are expressed in United States currency.

ITEM 1.  FINANCIAL STATEMENTS

     The consolidated financial statements of Moore Corporation Limited for the three months ended March 31, 2000 and 1999 appear in the Interim Report to Shareholders for the three months ended March 31, 2000 and are incorporated herein by reference.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Management's discussion and analysis of financial condition and results of operations appears in the Interim Report to Shareholders for the three months ended March 31, 2000 and is incorporated herein by reference.


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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)   Exhibits


   EXHIBIT #          DESCRIPTION                                                         LOCATION
   ---------          -----------                                                         --------

       2              Plan of acquisition, reorganization,
                      arrangement, liquidation and succession                             Not applicable

       4              Instruments defining the rights of
                      security holders, including indentures                              Not applicable

      10              Material contracts                                                  Not applicable

      11              Statement re: computation of per share
                      earnings                                                            Page 5

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

      22              Published report regarding matters
                      submitted to vote of security holders                               Not applicable

      23              Consents of experts and counsel                                     Not applicable

      24              Power of attorney                                                   Not applicable

      27              Financial data schedule                                             Not applicable

      99              Additional exhibits                                                 Not applicable


(b)      Reports of Form 8-K:

         Press release announcing preliminary update on first quarter results was filed on March 20, 2000.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.







                                       MOORE CORPORATION LIMITED
                                       -------------------------
                                              (Registrant)








APRIL 27, 2000                        s/b M.S. ROUSSEAU
--------------                        ----------------------------------------
 (Date)                               M.S. Rousseau, Senior Vice President
                                             and Chief Financial Officer





APRIL 27, 2000                        s/b J.M. WILSON
--------------                        ---------------------------------------
(Date)                                J.M. Wilson, Vice President and Secretary