Form 10-Q
period 2000-06-30
MOORE CORPORATION LTD
filed 2000-07-25
CIK 67931

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For the Quarter Ended                    JUNE 30, 2000
                     -----------------------------------------------------------

Commission file number                      1 - 8014
                     -----------------------------------------------------------

                           MOORE CORPORATION LIMITED
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          ONTARIO, CANADA                            98-0154502
  -------------------------------         ------------------------------------
  (State or other jurisdiction of         (I.R.S. Employer Identification No.)
   incorporation or organization)

  1 FIRST CANADIAN PLACE, TORONTO, ONTARIO, CANADA                M5X 1G5
  ------------------------------------------------               ---------                              -------
  (Address of principal executive offices)                       (Zip Code)


                                 416 - 364-2600
              ----------------------------------------------------
              (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X . No ___.


The number of common shares without par value outstanding as of July 21, 2000 was 88,456,940.

                         PART I - FINANCIAL INFORMATION

Note: Unless otherwise indicated by the designation "Canadian" or "Cdn.", all dollar amounts in this Form are expressed in United States currency.

ITEM 1.  FINANCIAL STATEMENTS

     The consolidated financial statements of Moore Corporation Limited for the six months ended June 30, 2000 and 1999 appear in the Interim Report to Shareholders for the six months ended June 30, 2000 and are incorporated herein by reference.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Management's discussion and analysis of financial condition and results of operations appears in the Interim Report to Shareholders for the six months ended June 30, 2000 and is incorporated herein by reference.


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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


     The following matters were submitted to a vote of security holders at the annual and special meeting of shareholders held on April 28, 2000:


     MATTERS VOTED UPON                               NUMBER OF VOTES CAST
     ------------------                               --------------------
                                                FOR         WITHHELD     SPOILED
                                                ---         --------     -------
     Election of Directors

The following directors were elected:

    Derek H. Burney                         44,336,316     17,404,880       0
    Leon Courville                          44,334,278     17,406,918       0
    Shirley A. Dawe                         44,415,873     17,325,323       0
    Barton L. Faber                         44,335,110     17,406,086       0
    Thomas E. Kierans                       44,412,818     17,328,378       0


    Richard J. Lehmann                      44,417,543     17,323,653       0
    Jeanette P. Lerman                      44,416,044     17,325,152       0
    Brian M. Levitt                         44,414,372     17,326,825       0
    David R. McCamus                        44,339,671     17,401,525       0
    J. Robert S. Prichard                   44,416,859     17,324,337       0
    W. Ed Tyler                             44,332,485     17,408,711       0

   Appointment of PricewaterhouseCoopers
     LLP as auditors of the Corporation to
     hold office until the next annual
     meeting of shareholders and
     authorization for the directors to
     fix the remuneration to be paid to
     the auditors.                          61,716,244         62,812       0


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

22            Published report regarding matters
              submitted to vote of security holders             Not applicable

23            Consents of experts and counsel                   Not applicable

24            Power of attorney                                 Not applicable

27            Financial data schedule                           Not applicable

99            Additional exhibits                               Not applicable



(b)      Reports of Form 8-K:

         Press release announcing update on second quarter performance was filed on June 26, 2000.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.







                                               MOORE CORPORATION LIMITED
                                               -------------------------
                                                      (Registrant)







JULY 21, 2000                                  S/B M.S. ROUSSEAU
-------------                          ------------------------------------
(Date)                                 M.S. Rousseau, Senior Vice President
                                           and Chief Financial Officer




JULY 21, 2000                                  S/B J.M. WILSON
-------------                       -----------------------------------------
(Date)                              J.M. Wilson, Vice President and Secretary