Form 10-Q
period 2000-09-30
MOORE CORPORATION LTD
filed 2000-10-31
CIK 67931

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For the Quarter Ended                     SEPTEMBER 30, 2000
                      --------------------------------------------------------

Commission file number                    1 - 8014
                       -------------------------------------------------------

                           MOORE CORPORATION LIMITED
------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



         ONTARIO, CANADA                               98-0154502
----------------------------------          -----------------------------------
 (State or other jurisdiction of            (I.R.S. Employer Identification No.)
  incorporation or organization)


      1 FIRST CANADIAN PLACE, TORONTO, ONTARIO, CANADA            M5X 1G5
--------------------------------------------------------        -----------
      (Address of principal executive offices)                   (Zip Code)


                                 416 - 364-2600
------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)



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

The number of common shares without par value outstanding as of October 27, 2000 was 88,456,940.

                         PART I - FINANCIAL INFORMATION

Note: Unless otherwise indicated by the designation "Canadian" or "Cdn.", all dollar amounts in this Form are expressed in United States currency.

ITEM 1.  FINANCIAL STATEMENTS

     The consolidated financial statements of Moore Corporation Limited for the nine months ended September 30, 2000 and 1999 appear in the Interim Report to Shareholders for the nine months ended September 30, 2000 and are incorporated herein by reference.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Management's discussion and analysis of financial condition and results of operations appears in the Interim Report to Shareholders for the nine months ended September 30, 2000 and is incorporated herein by reference.


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

      19              Report furnished to security holders                                Page 6

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







                                          MOORE CORPORATION LIMITED
                                      --------------------------------
                                                  (Registrant)






October 27, 2000                       s/b M.S. Rousseau
-----------------                     ---------------------------------
(Date)                                M.S. Rousseau, Senior Vice President
                                           and Chief Financial Officer





October 27, 2000                       s/b J.M. WIlson
-----------------                     -----------------------------------
(Date)                                J.M. Wilson, Vice President and Secretary