Form 10-K
period 2000-12-31
MOORE CORPORATION LTD
filed 2001-03-09
CIK 67931

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
                                    ---------

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

  For the fiscal year ended DECEMBER 31, 2000. Commission file number 1-8014.

                            MOORE CORPORATION LIMITED
                            -------------------------
             (Exact name of registrant as specified in its charter)

       Ontario, Canada                                      98-0154502
-------------------------------                         -----------------
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                          Identification No.)

Suite 3501, 40 King Street West, Toronto, Ontario, Canada           M5H 3Y2
--------------------------------------------------                  -------
(Address of principal executive offices)                          (Postal Code)

Registrant's telephone number, including area code:  (416) 364-2600

Securities registered pursuant to Section 12(b) of the Act:

TITLE OF EACH CLASS             NAME OF EACH EXCHANGE ON WHICH REGISTERED
-------------------             -----------------------------------------
  Common Shares                        New York Stock Exchange, Inc.
Without Par Value

The common shares without par value of Moore Corporation Limited are also listed on The Toronto Stock Exchange in Canada.

Securities registered pursuant to Section 12(g) of the Act:

                                      NONE
                                ----------------
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. YES /X/    NO / /

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge in definitive proxy or information statements incorporated by reference, in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting common shares without par value held by non-affiliates of the registrant as computed by reference to the closing price on the New York Stock Exchange on February 5, 2001 was $421,939,604.

The number of common shares without par value outstanding as of February 5, 2001 was 88,456,940.

                            MOORE CORPORATION LIMITED
                                    FORM 10-K


                       DOCUMENTS INCORPORATED BY REFERENCE

Document                                                                                 Part of Form 10-K
-------------------------------------------------------------------------------------------------------------------------

1.     Annual Report to Shareholders for the year ended                                  Parts I, II and
       December 31, 2000.  With the exception of those                                   IV
       portions which are incorporated by reference into
       this Form 10-K, the Annual Report is not deemed to
       be filed.

2.     Management Information Circular and Proxy Statement dated                         Part III
       March 7, 2001 for the Annual and Special Meeting of Shareholders to
       be held on April 12, 2001.

                              CAUTIONARY STATEMENT

       This Annual Report on Form 10-K, contains statements relating to the future results of the Corporation (including certain anticipated, planned, forecasted, expected, targeted and estimated results and certain matters discussed in Part I, Item I - Business and in Part II, Item 7 - Management's Discussion and Analysis of Results of Operations and Financial Condition) that are "forward-looking statements" as defined in the U.S. Private Securities Litigation Reform Act of 1995. Readers are cautioned not to place undue reliance on these forward-looking statements and any such forward-looking statements are qualified in their entirety by reference to the following cautionary statements. All forward-looking statements speak only as of the date hereof and are based on current expectations and involve a number of assumptions, risks and uncertainties that could cause the actual results to differ materially from such forward-looking statements. Factors that could cause such material differences include, without limitation, the following: the successful completion of the restructuring program announced in 1998 within the timeframe anticipated to execute the respective restructuring actions and achieving the associated benefits, the successful implementation of the Enterprise Resource Planning system within anticipated time frames and achieving associated benefits, the effects of paper price fluctuations, successful execution of key strategies (including the digital and Internet strategies), maintenance of growth rates in Customer Communication Services businesses, the impact of currency fluctuations in the countries in which the Corporation operates, general economic and other factors beyond the Corporation's control, and other assumptions, risks and uncertainties described in this Annual Report on Form 10-K and from time to time in the Corporation's periodic filings with Securities Regulators.

                            MOORE CORPORATION LIMITED
                                FORM 10-K - 2000

                                TABLE OF CONTENTS

                                  DESCRIPTION                                                PAGE
                                  -----------                                                ----
PART I          Item        1     Business                                                      4
                            2     Properties                                                   11
                            3     Legal Proceedings                                            12
                            4     Submission of Matters to a Vote of                           12
                                  Security Holders

PART II         Item        5     Market for Registrant's Common Stock                         12
                                  and Related Stockholder Matters
                            6     Selected Financial Data                                      12
                            7     Management's Discussion and Analysis of                      12
                                  Results of Operations and Financial
                                  Condition
                            7A    Quantitative and Qualitative Disclosures                     13
                                  About Market Risk
                            8     Financial Statements and Supplementary                       13
                                  Data
                            9     Changes in and Disagreements with                            13
                                  Accountants on Accounting and Financial
                                  Disclosure

PART III        Item       10     Directors and Executive Officers of the                      13
Registrant
                           11     Executive Compensation                                       15
                           12     Security Ownership of Management                             16
                           13     Certain Relationships and Related                            16
                                  Transactions

PART IV         Item       14     Exhibits, Financial Statement Schedules                      17
                                  and Reports on Form 8-K

                                  SIGNATURES                                                   18


NOTE: Unless otherwise indicated by the designation "Canadian" or "Cdn.", all dollar amounts in this Form are expressed in United States currency.

                            MOORE CORPORATION LIMITED
                                 FORM 10-K - 2000

                                     PART I

ITEM 1 BUSINESS

a)     GENERAL DEVELOPMENT OF BUSINESS

       Moore Corporation Limited, a corporation incorporated under the laws of Ontario, Canada, together with its subsidiaries, referred to herein as Moore or the Corporation, was established in 1882. At December 31, 2000, Moore had approximately 16,200 employees worldwide.

       Moore is a leading international provider of products and services that help companies communicate through print and digital technologies. As a leading supplier of document formatted information, print outsourcing and data based marketing, Moore designs, manufactures and delivers business communication products, services and solutions to customers.

       Moore operates in two distinct, but complementary market segments: (1) Forms, Print Management and Related Products which includes Labels and Label Systems and (2) Customer Communication Services ("CCS"), which includes personalized direct mail, statement printing and database management. Moore operates on a decentralized strategic business unit basis within each geographical segment. In order to better serve customer needs for sales and marketing, Moore also specializes by industry segment and process application. As of December 31, 2000, the Corporation operated in the following operating segments: (1) Moore North America,
       (2) CCS United States, (3) Europe and (4) Latin America. As a result of the 1998 divestment of the Australasian business and the commencement of the liquidation process of the China joint ventures, the Asia Pacific operating segment, which existed in 1998, no longer exists in 1999. For the year ended December 31, 2000, Moore derived approximately 84% of its revenues from North America.

       Moore is committed to growth. For 2000, research and development expenditures totaled $21 million, compared to $23 million in 1999 and $27 million in 1998. In the business document arena, development expenditures were focused on continuing to improve our market-leading pressure seal-mailers and growing our print-on-demand offerings. For the high speed digital printing business, a number of new, higher print quality offerings were introduced that improved the product appearance and supported new personalized products. For Internet-based applications, the Corporation focused on development of seamless fulfillment for digital print and communication products, as well as systems that provide flexible, cost efficient management of forms and documents that are easily accessible to end users. While re-affirming its commitment to future research efforts that will benefit customers the Corporation announced, in January 2001, the closure of its stand alone research and development facility and the re-channeling of all of its future research efforts through its various business units. By focusing research, and integrating its research activities into the core businesses, we are moving our R&D activities closer to the customer.

       RESTRUCTURING CHARGES
       In the third quarter of 1998, the Board of Directors approved a restructuring program as part of the Corporation's continuing initiative to enhance Moore's competitive position in its Forms business and to strengthen its long-term prospects for profitable growth. Accordingly, a pre-tax restructuring charge of $630 million was recorded in the third quarter of 1998. During the fourth quarters of 1998, 1999 and 2000, the restructuring provision was reduced by $15 million, $68 million and $29 million respectively. Included in the net charge were costs related to the following actions and activities:

       ORGANIZATIONAL INTEGRATION ($111 MILLION). This action covers the integration of the sales and marketing, and logistics and manufacturing operations in North America. Included in the restructuring charge are costs associated with upgrading administrative and transaction processing systems to improve efficiency and responsiveness in the order-to-delivery cycle, and the creation of a shared services organization involving finance, procurement, human resources, communications, information technology and research and development resulting in workforce reductions.

       NON-STRATEGIC ASSET ELIMINATION ($309 MILLION). The restructuring includes the sale of certain international and North American businesses and a revaluation of goodwill related to certain acquisitions.

       MANUFACTURING RATIONALIZATION ($98 MILLION). The Corporation is consolidating Forms manufacturing operations across North America and internationally, and ceasing production of certain unprofitable products which resulted in the closure of 10 manufacturing facilities, primarily in North America. In addition, the print centers in the United States and Canada will be integrated into the North American manufacturing and logistics organization.

       Costs associated with the restructuring plan included non-cash costs of $344 million, and cash costs of $174 million, which were funded through normal operations and borrowings. Included in the restructuring program are charges associated with the divestiture of certain international and North American businesses, and the write-down of goodwill and property, plant and equipment. The asset write-downs for goodwill and for property, plant and equipment represent mainly a revaluation made for selective acquisitions and property, plant and equipment, primarily to be abandoned, under the Moore North America operating segment.

       The restructuring charge includes amounts to be paid in cash of $174 million. Cash costs include mainly severance and termination benefits of $107 million to be paid to employees. Other cash costs of $67 million include costs for lease terminations, service contract buyouts and other obligations. Future payments for severance and termination benefits are expected to be funded through normal operations and borrowings.

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

       RESTRUCTURING ACTIONS COMPLETED THROUGH DECEMBER 31, 1999
       The Corporation completed a number of restructuring actions in 1999 including the closure of five manufacturing facilities, bringing the total number of plant closures in North America to seven. Since July 1999, the Corporation started the process of closing and integrating its warehouses and U.S. print centers into a new manufacturing organization. Other actions in North America during 1999 included the consolidation of the Canadian and U.S. sales and administrative offices, the implementation of a shared services organization, and the continuation of workforce delayering actions. In Europe, the Corporation substantially completed the consolidation of its manufacturing facilities in France and finalized the liquidation of a joint venture investment. Since the restructuring program began, the employee base was reduced by approximately 3,900 people by December 1999 due to divestitures contemplated by the restructuring plan (2,600 employees), plant closures and other workforce reduction actions.

       RESTRUCTURING ACTIONS COMPLETED THROUGH DECEMBER 31, 2000
       The Corporation completed a number of restructuring actions in 2000 including the process of closing and integrating its warehouses and U.S. print centers into a new manufacturing organization. Other actions in North America during 2000 included the continuation of workforce delayering actions. Since the restructuring program began, the employee base has been reduced by approximately 4,100 people by December 2000 due to divestitures contemplated by the restructuring plan (2,600 employees), plant closures and other workforce reduction actions.

       The successful completion of several restructuring actions within all three action areas at lower than anticipated costs, and the current forecast for outstanding actions, have resulted in the Corporation reversing $68 million of charges under the restructuring program during the fourth quarter of 1999 and a further $29 million in the fourth quarter of 2000. These activities included the sale of certain North American businesses, the favorable settlement of claims related to the disposition of the European and Australasia Forms businesses and the negotiation of costs to exit customer contracts and lease agreements at more favorable terms than originally planned. These reversals also reflect decisions made by management, during the period, to maintain some businesses that were originally earmarked for disposal. Gains on disposals have been credited to the restructuring provision to the extent that an impairment loss was classified as restructuring in the original provision.

       The carrying value of remaining assets held for disposal as at December 31, 2000 is nil. Results of operations related to assets held for disposal at December 31, 2000 are sales of $4 million ($39 million in 1999 and $46 million in 1998) and losses from operations of $1 million in 2000 ($1 million in 1999 and $2 million in 1998). During 2000, approximately $10 million of severance and termination benefits were paid out to employees ($17 million in 1999 and $13 million in 1998).

b)     FINANCIAL INFORMATION ABOUT INDUSTRY AND GEOGRAPHIC SEGMENTS

       Operating and geographical segment definitions and financial information for the three years ended December 31, 2000 are presented in Note 20 of the Notes to Consolidated Financial Statements on pages 47 through 50 of the Moore Corporation Limited 2000 Annual Report to Shareholders and are incorporated herein by reference.

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

       Forms, Labels and Related Products accounted for approximately 69% of Moore's revenues in 2000 and 1999 respectively. The forms and labels segment encompasses custom business forms and equipment, print management outsourcing, facilities management, pressure seal mailing services, pressure sensitive labels, linerless labels, variable image bar codes, integrated forms/labels combinations and electronic forms.

       Moore North America and the Latin American businesses each provide predominantly forms and label products and services, while Europe provides only CCS products and services.

       The CCS businesses accounted for approximately 31% of total revenue in 2000 and 1999. The principal operations are conducted through Business Communication Services ("BCS") and Response Marketing Services ("RMS") in addition to certain ancillary businesses in both the United States and Europe.

       BCS services include statement re-engineering and printing, image and mail outsourcing, compliance mailings and prepaid calling cards. BCS accesses, selects and formats customer information and supplies appropriate marketing-oriented output, which is either paper-based or electronic.

       RMS creates, produces and manages effective personalized direct marketing programs. Additional revenue is generated by providing research, database expertise, customer relationship management and other independent direct marketing services, as well as other print related services.

       COMPETITION

       The Corporation derives 75% (1999 - 76%) of its revenue from the United States marketplace with sales in Forms, Print Management and Related Products representing the largest component of its United States revenue.

       While the forms segment in North America continues to consolidate, there are 15 to 20 major forms companies of which Moore ranks in the top five. In addition, there are approximately 480 smaller companies organized on a regional and local basis.

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

       RAW MATERIAL

       The primary raw material required in a printing operation is paper. The price of paper is volatile over time and may cause significant swings in net sales and cost of sales. We generally are able to pass on increases in the cost of paper to our customers, while declines in paper costs result in lower prices to our customers. Our materials management program capitalizes on our purchasing power in order to minimize materials costs while optimizing inventory management. In addition, our strong commercial relationships with a small number of suppliers allow us to negotiate favorable price discounts and achieve more assured sourcing of paper that meets our specifications. We are not dependent upon any one source for our paper.

       INTELLECTUAL PROPERTY

       Moore is the holder of a significant number of patents and trademarks in the United States and throughout the world. The Corporation believes that its patents, trademarks and other proprietary rights are material to the operations of its business. Moore actively pursues copyright protection for its form and stationery products to prevent copycat production by competitors. In addition Moore utilizes copyright protection for certain software and firmware developments.

       BACKLOG

       At December 31, 2000, the backlog of firm customer orders to be handled in the next 120 days was approximately $129 million. ($115 million at December 31, 1999).

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

       Raw material inventory is mainly paper and is comprised of externally purchased plain paper and a combination of internally converted carbonless and carbonized paper. Raw material on hand as of December 31, 2000 and December 31, 1999 was 1.1 months and 1.1 months, respectively.

       Finished goods inventory is comprised principally of orders custom-manufactured for customers under forms management agreements under which the forms are released to the customers over a set period of time. The cost of warehousing and financing these inventories is included with the price of the products. The finished goods inventory was 60% of total inventory at December 31, 2000 (December 31, 1999 - 65%).

       EMPLOYEES

       At December 31, 2000, the Corporation employed 16,166 employees (December 31, 1999 - 15,812).

       ITEM 2  PROPERTIES

       The operations of the Corporation are carried on in 10.4 million square feet of manufacturing, administrative, warehouse, sales offices and research space. This is a slight decrease from 1999 space of 10.9 million square feet. The decrease is attributable to the actions brought upon by the restructuring plan. The plan has resulted in the closure of many manufacturing and administrative locations as well as moves from larger to smaller facilities.

       The following table summarizes the manufacturing and administrative space of the Corporation at December 31, 2000:

       LOCATION                              NUMBER OF PLANTS          SQUARE FEET (000'S)
       --------                              ----------------          -------------------
       MANUFACTURING PLANTS

       United States   -owned                       27
                       -leased                      32
                                                   ---
                                                    59                        4,019
       Canada          -owned                        4
                       -leased                       2
                                                   ---
                                                     6                          392
       Other Countries -owned                       15
                       -leased                      10
                                                   ---
                                                    25                        1,603
                                                   ---                        -----
       Total Manufacturing                          90                        6,014
                                                   ===                        =====

       ADMINISTRATIVE LOCATIONS

                       -owned                        5
                       -leased                      25
                                                   ---
       Total Administrative                         30                        1,165
                                                   ===                        =====

       In addition to the above listed properties, the Corporation maintains warehouse facilities and sales offices, most of which are leased.

       The Corporation's facilities have been well maintained and, with a few exceptions in the overseas subsidiaries, are believed to conform to modern industrial standards in their respective locations. At December 31, 2000, 86.9% of the total square footage was utilized. The utilization rate is affected by the existence of empty plants resulting from the restructuring actions as mentioned above. These locations comprise 1.1 million square feet or 10.25% of the total square footage mentioned above.

       ITEM 3  LEGAL PROCEEDINGS

       At December 31, 2000, certain lawsuits and other claims were pending against the Corporation. While the outcome of these matters is subject to future resolution, management's evaluation and analysis of such matters indicates that, individually and in the aggregate, the probable ultimate resolution of such matters will not have a materially adverse effect on the financial position or results of operations of the Corporation.

       ITEM 4  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       There were no matters submitted to a vote of the shareholders of the Corporation during the fourth quarter of 2000.




                                     PART II


       ITEM 5  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED
               STOCKHOLDER MATTERS

       The information regarding the market for and dividends on the common shares without par value of the Corporation and related security holder matters appears on page 59 of the Moore Corporation Limited 2000 Annual Report to Shareholders and is incorporated herein by reference. As of February 5, 2001, there were 4,429 record holders of the common shares without par value of the Corporation.

       ITEM 6  SELECTED FINANCIAL DATA

       The information regarding selected financial data for five years appears on pages 57 and 58 of the Moore Corporation Limited 2000 Annual Report to Shareholders and is incorporated herein by reference.

       ITEM 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

       Management's discussion and analysis of results of operations and financial condition appears on pages 12 to 28 of the Moore Corporation Limited 2000 Annual Report to Shareholders and is incorporated herein by reference.

       ITEM 7A  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

       The information appearing under the caption "Market Risk Disclosure" on pages 26 to 27 of the Moore Corporation Limited 2000 Annual Report to Shareholders is incorporated herein by reference.

       ITEM 8  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

       The consolidated financial statements of the Corporation, which are incorporated herein by reference, are described in the accompanying Index to Financial Statements and Schedule on page F-1. The Corporation's Selected Quarterly Financial Data for the two years ended December 31, 2000 appears on page 58 of the Moore Corporation Limited 2000 Annual Report to Shareholders and is incorporated herein by reference.

       ITEM 9  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
               ACCOUNTING AND FINANCIAL DISCLOSURE

       There were no disagreements with the independent accountants on accounting and financial disclosure.




                                    PART III

ITEM 10 DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information regarding the Directors of the Corporation appears on pages 2 to 4 of the Management Information Circular and Proxy Statement for the Annual and Special Meeting of Shareholders to be held on April 12, 2001 and is incorporated herein by reference.


EXECUTIVE OFFICERS OF THE REGISTRANT

NAME                                     AGE         POSITIONS HELD DURING LAST FIVE YEARS
----                                     ---         -------------------------------------
Thomas E. Kierans                        60          Chairman of the Board since  October,  1997;  and Chairman and
                                                     CEO,  Canadian  Institute  for  Advanced  Research;  prior  to
                                                     September,  1999 Mr Kierans was President and Chief  Executive
                                                     Officer, C.D. Howe Institute.

NAME                                     AGE         POSITIONS HELD DURING LAST FIVE YEARS
----                                     ---         -------------------------------------
Robert G. Burton                          62         President  and  Chief  Executive  Officer  of the  Corporation
                                                     since  December,  2000;  from May, 1991 to November,  l999 Mr.
                                                     Burton was  Chairman,  President and Chief  Executive  Officer
                                                     of World Color  Press,  Inc.;  following  World  Color  Press,
                                                     Inc. and preceding  Moore Mr.  Burton was Chairman,  President and Chief Executive Officer of Walter Industries, Inc.

Dean E. Cherry                            40         Executive  Vice   President,   International   and  Subsidiary
                                                     operations   since  January,   2001;  from  August,   1998  to
                                                     January,  2001 Mr.  Cherry  served as an industry  consultant, private  investor and director for several  industry  internet start-up companies and other  entrepreneurial  ventures;  from
                                                     June,  1997 to August 1998 Mr.  Cherry held various  positions with World Color Press,  Inc.;  most recently he was Executive
                                                     Vice    President,    Investor    Relations    and   Corporate
                                                     Communications.

Robert B. Lewis                           37         Executive  Vice  President and Chief  Financial  Officer since
                                                     December,  2000;  from April,  2000 to August,  2000 Mr. Lewis was  Executive  Vice  President,  Chief  Financial  Officer of
                                                     Walter  Industries,  Inc.;  prior to November,  l999 Mr. Lewis held  various  positions  with World Color Press,  Inc.;  most recently he was  Executive  Vice  President,  Chief  Financial
                                                     Officer;  prior to June,  1996 Mr.  Lewis was Vice  President,
                                                     Budgetary Operations with L.P. Thebault.

James E. Lillie                           39         Executive Vice President,  Operations  since  December,  2000;
                                                     from April,  2000 to October,  2000 Mr.  Lillie was  Executive
                                                     Vice President,  Operations of Walter Industries,  Inc.; prior to  November,  1999 Mr.  Lillie held  various  positions  with
                                                     World Color Press,  Inc.;  most recently he was Executive Vice
                                                     President, Operations and Investor Relations.

NAME                                     AGE         POSITIONS HELD DURING LAST FIVE YEARS
----                                     ---         -------------------------------------
Thomas J. Quinlan, III                    38         Executive Vice President and Treasurer since  December,  2000;
                                                     from  April,   2000  to  September,   2000  Mr.   Quinlan  was
                                                     Executive  Vice  President,  Treasurer  of Walter  Industries,
                                                     Inc.;  prior  to  November,  l999  Mr.  Quinlan  held  various positions with World Color Press,  Inc.;  most recently he was
                                                     Senior Vice President, Treasury.

Mark S. Hiltwein                          37         Senior Vice President and  Controller  since  December,  2000;
                                                     from July,  2000 to  November,  2000 Mr.  Hiltwein  was Senior
                                                     Vice President,  Controller of Walter Industries,  Inc.; prior to July,  2000 Mr.  Hiltwein held various  positions with L.P.
                                                     Thebault; most recently he was Chief Financial Officer.

Charles F. Canfield                       51         Vice President,  Human Resources and Corporate  Communications
                                                     since  June  1998;  between  July,  1997 and June,  1998,  Mr.
                                                     Canfield was Vice  President,  Human  Resources and President,
                                                     Moore   Canada;   prior   thereto,   Mr.   Canfield  was  Vice
                                                     President, Human Resources.

Joan M. Wilson                            45         Vice President and Secretary.

James D. Wyner                            57         Vice  President,  Moore  Corporation  Limited  and  President,
                                                     Peak  Technologies,   Inc.  since  January,   1998;  prior  to
                                                     January,  1998 Mr.  Wyner  was  President,  Moore  Labels  and
                                                     Label  Systems  and  a  Vice  President,   Moore   Corporation
                                                     Limited;  prior to June,  1996,  Mr. Wyner was Executive  Vice
                                                     President - Operations, Paxar Corporation.


       ITEM 11 EXECUTIVE COMPENSATION

       The information regarding the Directors' and Executive Officers' compensation appears on pages 6 to 11 of the Management Information Circular and Proxy Statement for the Annual and Special Meeting of Shareholders to be held on April 12, 2001 and is incorporated herein by reference.

       ITEM 12 SECURITY OWNERSHIP OF MANAGEMENT

       The information regarding the Security Ownership of the Directors appears on pages 3 and 4 of the Management Information Circular and Proxy Statements for the Annual and Special Meeting of Shareholders to be held on April 12, 2001 and is incorporated herein by reference.

       The following table shows the beneficial ownership of, or control or direction over, common shares of the Corporation as of February 5, 2001, by each of the Corporation's most highly compensated executive officers:


                                               NUMBER OF               NATURE OF
          NAME                                  SHARES                 BENEFICIAL OWNERSHIP
          ----                                  ------                 --------------------
          R.G. Burton                            3,167(1)              Sole investment power
          J.D. Wyner                               -  (2)                     -


       1. On December 21, 2000 the Corporation issued to chancery Lane/GSC Investors, L.P. a $70.5 million subordinated convertible debenture (the "Debenture") which as of that date was convertible into 21,692,307 common shares or 19.7% of the common shares of the Corporation. Mr. Burton is a Class B Limited Partner of Chancery Lane/GSC Investors, LP with a $2,000,000 investment. Mr. Burton does not have the right to control or direct the conversion of the Debenture.

       2. Mr. Wyner has stock options to acquire 22,500 common shares that are exercisable within 60 days of February 5, 2001.


       ITEM 13 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

       The information regarding Certain Relationships and Related Transactions appears on page 14 of the Management Information Circular and Proxy Statement for the Annual and Special Meeting of Shareholders to be held on April 12, 2001 and is incorporated herein by reference.

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

                     11               Statement re computation of per share
                                      earnings

                     13 Annual Report to Shareholders for the year ended December 31, 2000

                     21               Subsidiaries of the registrant

                     23               Consents of PricewaterhouseCoopers LLP
                                      dated February 22, 2001

                      REPORTS ON FORM 8-K      No reports on Form 8-K were filed
                      -------------------      in the fourth  quarter of the
                                               year ended December 31, 2000.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.







                                 MOORE CORPORATION LIMITED
                                       (Registrant)



                          By: s/b R.B. Lewis
                              ---------------------------------------
                          R.B. Lewis, Executive Vice President, Chief
                          Financial Officer



                          By:   s/b M.S. Hiltwein
                              ---------------------------------------
                          M.S. Hiltwein, Senior Vice President, Controller





Dated:  February 22, 2001

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


     Signature                                 Title                                     Date


       s/b T.E. Kierans
       T.E. Kierans                       Director and Chairman                         February 22, 2001
                                          of the Board


       s/b R.G. Burton
       R.G. Burton                        Director, President and                       February 22, 2001
                                          Chief Executive Officer


       s/b D.H. Burney
       D.H. Burney                        Director                                      February 22, 2001


       s/b S.A. Dawe
       S.A. Dawe                          Director                                      February 22, 2001


       s/b R.J. Lehmann
       R.J. Lehmann                       Director                                      February 22, 2001


       S/b  B.M. Levitt
       B.M. Levitt                        Director                                      February 22, 2001

       s/b J.R.S. Prichard
       J.R.S. Prichard                    Director                                      February 22, 2001

                            MOORE CORPORATION LIMITED

                   INDEX TO FINANCIAL STATEMENTS AND SCHEDULE


The Consolidated Balance Sheets as at December 31, 2000 and 1999, the Consolidated Statements of Earnings, Retained Earnings and Cash Flows for each of the three years in the period ended December 31, 2000, the Notes to the Consolidated Financial Statements, together with the report thereon of PricewaterhouseCoopers LLP dated February 22, 2001, appearing on pages 29 to 57 of the Moore Corporation Limited 2000 Annual Report to Shareholders, are incorporated by reference in this Form 10-K. With the exception of the aforementioned information and the information incorporated in Items 1, 5, 6, 7 and 8 of this Form 10-K, the Moore Corporation Limited 2000 Annual Report to Shareholders is not to be deemed filed as part of this report. The financial statement schedule which follows should be read in conjunction with the financial statements in the Moore Corporation Limited 2000 Annual Report to Shareholders. Financial statement schedules not included have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

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
II  Allowance for doubtful accounts                                          F-3

                      REPORT OF INDEPENDENT ACCOUNTANTS ON

                          FINANCIAL STATEMENT SCHEDULE


To the Board of Directors of Moore Corporation Limited

Our audits of the consolidated financial statements referred to in our report dated February 22, 2001 appearing on page 57 of the 2000 Annual Report to Shareholders of Moore Corporation Limited, (which report and consolidated financial statements are incorporated by reference in this Form 10-K) also included an audit of the Financial Statement Schedule listed in the foregoing index in this Form 10-K. In our opinion, the Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.








PRICEWATERHOUSECOOPERS LLP
CHARTERED ACCOUNTANTS


Toronto, Canada
February 22, 2001

                            MOORE CORPORATION LIMITED
                  SCHEDULE II - ALLOWANCE FOR DOUBTFUL ACCOUNTS
          (Expressed in United States currency in thousands of dollars)


                                          Additions
                     Balance at           Charged to
                     Beginning            Costs and           Deductions           Balance at
                      of Year              Expenses            (Note 1)           End of Year
                     ----------           ----------          ----------          -----------
1998                       9,962               7,115              (2,865)            14,212

1999                      14,212               2,129              (2,417)            13,924

2000                      13,924               5,922              (4,572)            15,274

Note 1 - Primarily write-offs, recoveries and foreign currency translation adjustments.