Form 10-Q
period 2001-03-31
MOORE CORPORATION LTD
filed 2001-05-15
CIK 67931

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                            ------------------------

                                    FORM 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

   FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001 COMMISSION FILE NUMBER 1-8014
                                 [logo omitted]



                            MOORE CORPORATION LIMITED
             (Exact name of registrant as specified in its charter)



       ONTARIO, CANADA                                   98-0154502
(State or other jurisdiction of             (I.R.S. employer identification no.)
 incorporation or organization

      40 KING ST. W., SUITE 3501                           M5H 3Y2
       TORONTO, ONTARIO, CANADA                           (Zip code)

(Address of principal executive offices)


                                  416-364-2600
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 YES [X] NO [ ]


At May 11, 2001, 88,456,940 shares of the registrant's common shares, without par value were outstanding.

================================================================================

PART I.  FINANCIAL INFORMATION

                            MOORE CORPORATION LIMITED
                           CONSOLIDATED BALANCE SHEETS
                         (IN THOUSANDS OF U.S. DOLLARS)


                                                            MARCH 31,      DECEMBER 31,
                                                              2001             2000
                                                            ---------      ------------
                                                           (UNAUDITED)
ASSETS
Current Assets
  Cash and short-term securities                           $   87,069       $   36,538
  Accounts receivable, net                                    384,545          407,304
  Inventories (Note 2)                                        157,424          154,484
  Deferred income taxes                                        80,967           78,632
  Prepaid expenses                                             26,057           22,683
                                                           ----------       ----------
      Total current assets                                    736,062          699,641

Property, plant and equipment, net                            382,510          409,099
Prepaid pension costs                                         208,346          312,180
Goodwill, net                                                  74,864          130,530
Deferred income taxes                                         122,956          125,035
Other assets                                                  167,216          191,941
                                                           ----------       ----------
TOTAL ASSETS                                               $1,691,954       $1,868,426
                                                           ==========       ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
  Bank indebtedness                                        $   38,644        $  29,428
  Accounts payable and accrued liabilities                    436,025          400,057
  Short-term debt                                               1,905            2,709
  Deferred income taxes                                           -                462
  Other current liabilities                                    32,383           35,591
                                                            ----------       ---------
      Total current liabilities                               508,957          468,247

Long-term debt                                                308,354          272,465
Postretirement benefits                                       238,186          243,374
Deferred income taxes                                         154,380          191,121
Other liabilities                                              54,760           57,289
Minority interest                                              11,338           11,245
                                                           ----------       ----------
      Total liabilities                                     1,275,975        1,243,741
                                                           ----------       ----------
SHAREHOLDERS' EQUITY
Common shares without par value, 88,456,940
      Shares issued and outstanding                           310,881          310,881
Equity portion of subordinated convertible debentures           8,343            8,343
Retained earnings                                             225,757          431,821
Cumulative translation adjustments                           (129,002)        (126,360)
                                                           ----------       ----------
      Total shareholder's equity                              415,979          624,685
                                                           ----------       ----------
TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY                 $1,691,954       $1,868,426
                                                           ==========       ==========


(See notes to the consolidated financial statements)

                            MOORE CORPORATION LIMITED
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              THREE MONTHS ENDED MARCH 31, 2001 AND MARCH 31, 2000
              (IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


                                                                   2001        2000
                                                               ----------   ---------
Net sales                                                      $  574,196   $ 576,864

Cost of sales                                                     460,932     409,518
Selling, general and administrative expenses                      186,942     147,650
Restructuring provision (Note 3)                                   66,651       1,532
Depreciation and amortization                                      88,985      27,378
                                                               ----------   ---------
Total operating expenses                                          803,510     586,078
                                                               ----------   ---------

Loss from operations                                             (229,314)     (9,214)
Investment and other income (expense)                              (2,577)          8
Interest expense                                                    7,239       5,775
                                                               ----------   ---------
Loss before income taxes and minority interests                  (239,130)    (14,981)

Income tax benefit                                                (38,097)     (6,445)
Minority interests                                                    427         349
                                                               ----------   ---------
      Net loss                                                 $ (201,460)  $  (8,885)
                                                               ==========   =========
      Loss per common share:

           Basic                                                $   (2.28)  $   (0.10)
                                                               ----------   ---------
           Diluted                                              $   (2.28)  $   (0.10)
                                                               ----------   ---------

      Average number of common shares
      outstanding (in thousands):

           Basic                                                   88,457      88,457
                                                               ----------   ---------
           Diluted                                                 88,457      88,457
                                                               ----------   ---------




              (See notes to the consolidated financial statements)

                  CONSOLIDATED STATEMENTS OF RETAINED EARNINGS
                   THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                         (IN THOUSANDS OF U.S. DOLLARS)
                                   (UNAUDITED)


                                                          March 31,
                                                     2001          2000
                                                   ---------     ---------
                                                         (UNAUDITED)
Balance, beginning of period                     $   431,821     $ 480,049

Change in accounting policy:

  Income taxes                                           -           2,443

  Employee future benefits                               -          33,295
                                                   ---------     ---------
Balance, beginning restated                          431,821       515,787

Net loss                                            (201,460)       (8,885)

Convertible subordinated debentures                     (181)          -

Dividends (.05 per share in 2001 and 2000)            (4,423)       (4,423)
                                                   ---------     ---------
Balance, end of period                             $ 225,757     $ 502,479
                                                   =========     =========















(See notes to the consolidated financial statements)

                            MOORE CORPORATION LIMITED
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              THREE MONTHS ENDED MARCH 31, 2001 AND MARCH 31, 2000
                         (IN THOUSANDS OF U.S. DOLLARS)
                                   (UNAUDITED)



                                                                  2001         2000
                                                               ---------     --------
OPERATING ACTIVITIES
Net loss                                                       $(201,460)    $ (8,885)
Adjustments to reconcile net cash provided
 by (used in) operating activities:
      Depreciation and amortization                               88,985       27,725
      Loss on sale of property, plant and equipment                  127          684
      Net loss on sale of other assets                             4,225            -
      Restructuring provision, net of cash paid                   55,540            -
      Pension settlement                                         102,015            -
      Deferred income taxes                                      (38,841)       2,610
      Other                                                        1,086        3,352
Changes in operating assets and liabilities:
      Accounts receivable, net                                    22,751       49,380
      Inventories                                                 (2,941)      (5,637)
      Accounts payable and accrued liabilities                   (18,237)     (95,689)
      Income taxes                                                (3,210)     (17,383)
      Deferred income taxes                                        1,383        4,290
      Other                                                       (7,733)       9,186
                                                               ---------     --------
Net cash provided by (used in) operating activities                3,690      (30,367)

INVESTING ACTIVITIES
Purchase of property, plant and equipment                         (7,735)     (19,335)
Proceeds from sale of property, plant and equipment                  508       24,377
Increase in long-term receivables                                 (1,734)         (79)
Proceeds from sale of other assets                                12,526            -
Deferred charges                                                  (1,089)     (13,832)
Other                                                              1,090       (3,880)
                                                               ---------     --------
Net cash provided by (used in) investing activities                3,566      (12,749)

FINANCING ACTIVITIES
Dividends                                                         (4,423)      (4,423)
Proceeds from issuance of long-term debt                          42,708       40,401
Payments on long-term debt                                        (3,961)     (16,333)
Other                                                               (502)      (2,270)
                                                               ---------     --------
Net cash provided by financing activities                         33,822       17,375
Effect of exchange rate on cash                                      237          150
                                                               ---------     --------
Net increase (decrease) in cash                                   41,315      (25,591)
Cash at beginning of period (a)                                    7,110       25,093
                                                               ---------     --------
Cash at end of period (a)                                       $ 48,425     $   (498)
                                                               =========     ========

(a) Cash is defined as cash and short-term securities less short-term bank loans




(See notes to the consolidated financial statements)

MOORE CORPORATION LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) (TABULAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE
DATA)

 1.  BASIS OF PRESENTATION

The accompanying consolidated interim financial statements have been prepared by Moore Corporation Limited in accordance with the recommendations of the Canadian Institute of Chartered Accountants' (CICA) Handbook Section 1751 Interim Financial Statements. As permitted by these standards, these interim financial statements do not include all information required by Canadian generally accepted accounting principles to be included in annual financial statements. However, the Corporation considers that the disclosures made are adequate for a fair presentation. Comparative figures have been reclassified where appropriate to conform to the current presentation.

These consolidated interim financial statements are prepared in accordance with the accounting policies described in the Corporation's latest Annual Report and should be read in conjunction with the consolidated financial statements and the notes thereto included in the Corporation's latest Annual Report.

Effective January 1, 2001 the Corporation adopted the new recommendations of CICA Section 3500, Earnings Per Share. The adoption had no impact on prior period reported earnings per share amounts. The calculation of earnings per share on a diluted basis for the three months ended March 31, 2001 excludes the impact of the subordinated convertible debentures, since it would result in an antidilutive effect.

The consolidated financial statements have been prepared in conformity with Canadian generally accepted accounting principles, and, as such include estimates and assumptions of management that affect the amounts reported in the consolidated financial statements. Actual results could differ from these estimates.


2.   INVENTORIES

                                          March 31,      December 31,
                                            2001             2000
                                       ---------------------------------
Raw materials                            $      44,894   $       43,010
Work in process                                 13,871           14,612
Finished goods                                  94,905           93,441
Other                                            3,754            3,421
                                       =================================
Total                                    $     157,424   $      154,484
                                       =================================


3.    RESTRUCTURING AND OTHER RELATED CHARGES

For the three month period ended March 31, 2001, the Corporation recorded a pretax restructuring provision as follows:


Moore North America                                       $      18,497
Integrated Business Solutions                                     8,719
International and Other                                           6,530
Corporate Office                                                 32,905
                                                        ================
Total                                                     $      66,651
                                                        ================

The restructuring charge for the three months ended March 31, 2001 includes provisions related to workforce reductions of $34.6 million (1,146 positions), lease terminations of $28.5 million, facility closing and other cash costs of $3.6 million.

The reconciliation of the restructuring liability as of March 31, 2001 is as follows:

MOORE CORPORATION LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) (TABULAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE
DATA)


3.  RESTRUCTURING AND OTHER RELATED CHARGES (continued)


                             December 31,        2001            Cash          Non-cash         March 31,
                                 2000          Provision     Expenditures     Write-offs          2001
                            ---------------------------------------------------------------------------------
Employee terminations (1)   $         6,626  $      34,568   $      (6,498)  $           -   $        34,696
Other                                29,059         32,083          (3,088)              -            58,054
Losses on disposals                  10,276              -                -              -            10,276
                            =================================================================================
Total                       $        45,961   $     66,651   $      (9,586)  $           -   $       103,026
                            =================================================================================

(1) Of the total positions planned for elimination, 5,265 have been eliminated as of March 31, 2001

The Corporation expects that substantially all remaining severance payments will occur within the next twelve months.

During the three month period ended March 31, 2001 the Corporation recorded additional other related pretax charges as follows:


                                      Depreciation                     Selling General &
                                           and                           Administrative
                                      Amortization     Cost of Sales        Expenses            Total
                                     -------------------------------------------------------------------
Moore North America                  $         1,881   $          -    $              -    $      1,881
Integrated Business Solutions                  2,774              -                   -           2,774
International and Other                          980              -                   -             980
Corporate Office                               6,441         61,209              41,749         109,399
                                     ===================================================================
Total                                $        12,076   $     61,209    $         41,749    $    115,034
                                     ===================================================================

Total other related charges for the three months ended March 31, 2001 consist of: a $102 million charge for the partial settlement of the U.S. pension plan (curtailed as of December 31, 2000), other executive severance of $0.9 million and non-cash charges of $12.1 million for asset impairments.


4.    DISPOSITION AND ASSETS HELD FOR DISPOSITION

During the first quarter of 2001, the Corporation divested certain non-core assets including Colleagues, its European advertising agency, and an investment in common shares and secured convertible notes receivable of Vista Information Solutions, Inc. (Vista). As a result of these transactions, the Corporation received total consideration of $12.5 million and recorded a loss on disposition of $7.1 million net of tax. Included in the Corporation's results of operations for the three months ended March 31, 2001 and 2000 are sales of $4.0 million and $20.4 million, respectively, and losses from operations of $0.8 million and $0.2 million respectively, from divested assets.

During the first quarter of 2001, the Corporation formalized plans to dispose of certain other non-core assets within the International and Other segment. The Corporation recorded a non-cash charge of $45.7 million, (net of $2.6 million in taxes), included in depreciation and amortization, based upon anticipated proceeds from disposition. Net sales and operating results contributed by these assets were $18.7 and $(49.5), and $17.6 and $0.7 for the three months ended March 31, 2001 and 2000, respectively.

MOORE CORPORATION LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) (TABULAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE
DATA)


5.    RECONCILIATION TO U.S. GAAP

                                                                   Three months ended
                                                                       March 31,
                                                                 2001              2000
                                                           -----------------------------------
Net loss as reported                                       $    (201,460)     $     (8,885)
US GAAP Adjustments, net of taxes:
Pension expense                                                  104,997             1,023
Postretirement benefits                                            2,652             2,248
Capitalized software                                               2,355              (484)
Interest expense                                                    (181)                -
                                                           -----------------------------------
Net loss as determined under U.S. GAAP                     $     (91,637)     $     (6,098)
                                                           -----------------------------------
Loss per share:
Basic loss per share                                       $       (1.04)     $       (.07)
Diluted loss per share                                     $       (1.04)     $       (.07)
Average shares outstanding - basic and diluted (in
thousands)                                                        88,457            88,457

Comprehensive income:
Net loss U.S. GAAP                                         $     (91,637)     $     (6,098)
Other comprehensive income (loss):
Cumulative translation adjustments                                (2,642)             (850)
Reclass adjustment for losses included in income                    (798)                -
Unrealized gains on available-for-sale securities                      -              5,763
                                                           -----------------------------------
Total comprehensive loss                                   $     (95,077)     $     (1,185)
                                                           -----------------------------------
                                                           -----------------------------------


Balance Sheet Items:                                      March 31, 2001             December 31, 2000
                                                   As reported      U.S. GAAP   As reported      U.S. GAAP
                                                   -------------------------------------------------------
Net pension asset                                   $(183,351)     $(124,311)     $(286,360)     $ (56,891)
Other assets - computer software                     (120,664)       (74,969)      (127,999)       (78,412)
Postretirement benefits                               238,186        396,853        243,374        402,672
Long-term deferred tax asset                         (122,956)      (184,836)      (125,035)      (287,156)
Long-term deferred tax liability                      154,380         95,385        191,121        167,238
Accounts payable and accrued liabilities              436,025        430,025        400,057        394,057
Long-term debt                                        308,354        316,697        272,465        280,808
Equity portion of subordinated convertible
debentures                                              8,343              -          8,343              -
Cumulative translation adjustments                   (129,002)       (93,818)      (126,360)       (91,176)

Retained earnings                                     225,757         54,046        431,821        150,287


On January 1, 2001 the Corporation adopted SFAS 133, "Accounting for Derivative Instruments and Hedging Activities" for US GAAP purposes. The adoption did not have a material impact on the results of operations or financial condition of the Corporation.

MOORE CORPORATION LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) (TABULAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE
DATA)


6.    SEGMENT INFORMATION

During the first quarter of 2001, management of the Corporation realigned its business segments to conform with management's process for making decisions with regard to resource allocation and performance evaluation.

Three months ended                                      Integrated    International
March 31, 2001                          Moore North      Business          And
                                          America        Solutions        Other       Consolidated
--------------------------------------------------------------------------------------------------
Total revenue                            $ 291,105      $ 158,284      $ 131,728      $   581,117
Intersegment revenue                        (6,224)          (365)          (332)          (6,921)
Sales to customers outside the
enterprise                               $ 284,881      $ 157,919      $ 131,396      $   574,196
Segment operating profit (loss)             (7,213)        12,775        (54,384)         (48,822)
Non-operating expenses                           -              -              -         (180,492)
Loss from operations                                                                     (229,314)
Segment assets                           $ 863,367      $ 221,689      $ 335,286      $ 1,420,342
Corporate assets including
investments                                      -              -              -          271,612
Total assets                                     -              -              -      $ 1,691,954
Depreciation and amortization            $  12,714      $   9,440      $  66,831      $    88,985
Capital expenditures                     $   1,242      $   5,412      $   1,081      $     7,735



Three months ended                                      Integrated   International
March 31, 2000                          Moore North      Business         And
(Restated)                                America       Solutions        Other         Consolidated
----------------------------------------------------------------------------------------------------
Total revenue                           $   285,735      $ 137,599      $ 157,632      $   580,966
Intersegment revenue                         (3,415)          (298)          (389)          (4,102)
Sales to customers outside the
enterprise                              $   282,320      $ 137,301      $ 157,234      $   576,864
Segment operating profit                      1,157         19,316          4,290           24,763
Non-operating expenses                            -              -              -          (33,977)
Loss from operations                                                                        (9,214)
Segment assets                          $ 1,027,347      $ 183,007      $ 439,661      $ 1,650,015
Corporate assets including
investments                                       -              -              -          241,895
Total assets                                      -              -              -      $ 1,891,910
Depreciation and amortization           $    15,596      $   7,041      $   4,741      $    27,378
Capital expenditures                    $     9,717      $   4,126      $   5,492      $    19,335


7.    PENDING LITIGATION

The Corporation and its subsidiaries are defendants in lawsuits associated with their business and operations. These actions are being vigorously contested. It is not possible to predict the outcome of the pending actions, but management believes, based on advice of counsel, that these actions will not have a material adverse effect upon the results of operations, cash flows or financial condition of the Corporation.

8.    ENVIRONMENTAL

The Corporation is subject to laws and regulations relating to the protection of the environment. The Corporation provides for expenses associated with environmental remediation obligations when such amounts are probable and can be reasonably estimated. Such accruals are adjusted as new information develops or circumstances change and are not discounted. While it is not possible to quantify with certainty the potential impact of actions regarding environmental matters, particularly remediation and other compliance efforts that the Corporation's subsidiaries may undertake in the future, in the opinion of management, compliance with the present environmental protection laws, before taking into account estimated recoveries from third parties, will not have a material adverse effect upon the results of operations, cash flows or financial condition of the Corporation.

MOORE CORPORATION LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) (TABULAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE
DATA)



9.    SUBSEQUENT EVENT

On April 12, 2001 the Board of Directors unanimously approved the suspension of future dividends on all outstanding equity securities.

MOORE CORPORATION LIMITED
MANAGEMENTS DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS




ITEM 2.


       RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2001 AS
                COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2000


The Corporation operates in one industry - the printing industry, and has three distinct operating segments in which management assesses information on a regular basis for decision-making purposes. The three segments are Moore North America, Integrated Business Solutions and International and Other. These segments market print and print related products and services to a geographically diverse customer base.

The following discussion includes information on a corporate wide basis and on an operating segment basis. Operating income for our three business segments, which are presented in accordance with accounting standards generally accepted in Canada in the following discussion, are supplemented by a discussion of operating income before deductions for restructuring and other related charges including the impairment of long-lived assets and pension settlement. This supplemental discussion of operating results before certain charges should be read in conjunction with the Corporation's reported financials.

Consolidated results of operations for the three month period ended March 31, 2001 and 2000 are shown in the accompanying condensed consolidated statement of earnings on pages 2 through 5 - of this interim report.

Net sales decreased $2.7 million or 0.5%. Net sales for our core businesses, Moore North America and Integrated Business Solutions Group rose $23.2 million, or 5.5% due to increased focus on customers and recent cross-selling initiatives. These increases were offset by a $25.9 million decrease in our non-core businesses principally as a result of lower volumes and a significant deterioration in European sales.

Income from operations decreased $220.1 million to a loss of $229.3 million as a result of the restructuring and other charges as well as the loss resulting from the settlement of the U.S. pension plan included in the first quarter 2001. These charges were partially offset by improved operating results in the core businesses.

In order to provide a better understanding of the financial results for the first quarter ended March 31, 2001 and 2000 we have identified transactions that affect comparability between periods. These items have been removed from the operating results of the affected quarters as follows:

During the first quarter of 2001, the Corporation recorded restructuring and other related charges totaling $132.5 million, net of taxes, or $1.50 per diluted share. These charges can be categorized as follows:

o Restructuring provisions of $66.7 million, primarily related to workforce reductions, lease terminations and other asset write-offs.
o Non-cash charges related to asset impairment of $12.1 million, included in depreciation and amortization expense.
o Executive severance of $0.9 million relating to the replacement of senior executive officers.
o Loss on disposal of non-core assets of $7.1 million (net of $3.9 million in taxes), included in investment and other income, related to the Colleagues business unit in Europe and an investment in Vista Information Solutions, Inc.
o Write-down on non-core businesses held for sale of $45.7 (net of $2.6 million in taxes).

The Corporation also recorded an after-tax loss of $61.7 million (net of $40.3 million in taxes), or .70 per diluted share, associated with the partial settlement of the US pension plan, which was curtailed as of December 31, 2000. In March 2001, the Corporation purchased approximately $600 million of annuity contracts settling approximately 70% of the outstanding obligation. The balance of the annuity contracts is expected to be purchased during the fourth quarter of 2001,resulting in an anticipated pretax loss of approximately $15.0 million.

MOORE CORPORATION LIMITED
MANAGEMENTS DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS


During the first quarter of 2000, the Corporation recorded after-tax restructuring costs of $1.0 million (net of $0.6 million in taxes), related to employee terminations; offset by the reversal of provisions no longer needed of $2.6 million, (net of $1.7 million in taxes).

All further discussions regarding the results of operations will be based on the Corporation's operating results net of the above mentioned items.



                                                   (IN MILLIONS)
                                                ------------------
      Net Sales:
        Moore North America                     $ 284.9    $ 282.3
        Integrated Business Solutions             157.9      137.3
        International and Other                   131.4      157.3
                                                ------------------
                                                 $574.2     $576.9
                                                ------------------

      Income (loss) from operations:(1)
        Moore North America                     $ 13.2    $   1.9
        Integrated Business Solutions             24.3       19.7
        International and Other                    1.4        4.4
        General Corporate                        (38.2)     (37.9)
                                                ------------------
                                                $  0.7    $ (11.9)
                                                ------------------

      Net loss                                  $ (7.3)   $ (10.5)
      Net loss per share                        $(0.08)   $ (0.12)

      (1) Presented net of above noted items


CONSOLIDATED

Net sales decreased $2.7 million or 0.5%. Net sales for our core businesses, Moore North America and Integrated Business Solutions Group rose $23.2 million, or 5.5% due to increased focus on customers and recent cross-selling initiatives. These increases were offset by a $25.9 million decline in our non-core businesses principally as a result of lower volumes and a significant deterioration in European sales.

Income from operations increased by $12.6 million to $0.7 million as compared to a loss of $11.9 million, reflecting the benefit of our cost cutting initiatives including the reduction of information technology spending, the disposition of nonessential assets and the reduction of our worldwide workforce by approximately 10%. As a result of these restructuring actions, the Corporation estimates that total projected pretax savings from these actions to be approximately $100 million annually beginning in April 2001. The savings from these actions will be used to reduce debt levels, to fund future acquisitions and for other general corporate purposes. The Corporation has announced that it anticipates additional restructuring actions as it continuously evaluates product lines and the existing asset base and actively seeks opportunities to improve its cost structure. The Corporation has not yet estimated the savings from these activities.

Interest expense increased $1.5 million or 25% as a result of the increase in total debt as a result of the issuance of $70.5 million subordinated convertible debentures in December 2000 and the higher average cost of borrowing on our revolving credit facility offset slightly by lower average borrowings under the facility.

The effective income tax recovery rate was distorted by the inability to recognize future income tax benefits on current operating losses due to accumulated tax loss carryforwards.

Net loss for the three month period ended March 31, 2001, declined $3.2 million to $7.3 million, or .08 per share as compared to a net loss of $10.5 million, or
 .12 per share for the three month period ended March 31, 2000. Improved results reflect the immediate impact of the Corporation's strategic initiative to align its costs with its revenues and to eliminate nonessential activities.

MOORE CORPORATION LIMITED
MANAGEMENTS DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS


MOORE NORTH AMERICA

Net sales for the three month period ended March 31, 2001 increased $2.6 million or 0.9%, primarily due to increased volumes in the core US Forms and Labels business. The increase was partially offset by declines in the Canadian Forms and Labels business due to the Corporation's decision to exit certain unprofitable customer accounts. Net sales for the three month period ended March 31, 2000 were adversely impacted by customer inventory build programs in December 1999 related to anticipation of year 2000 problems.

Operating income for the three month period ended March 31, 2001 increased by $11.3 million to $13.2 million, primarily due to the Corporation's decision to streamline its Forms and Labels operations including the elimination of non-customer critical positions in support of its goal to significantly reduce costs.

INTEGRATED BUSINESS SOLUTIONS (IBS)

Net sales increased $20.6 million or 15.0% due to strong volume growth in both Business Communications Services (BCS) and Response Marketing Services (RMS) resulting from increased service offerings and the benefits achieved from a sharper focus on leveraging core capabilities with existing customers.

Operating income for the three month period ended March 31, 2001 increased by $4.6 million, or 23.3%, due to increased revenues, improved product mix and cost savings achieved through reductions in workforce resulting from the combination of the RMS and BCS divisions.

INTERNATIONAL AND OTHER

Net sales declined by $25.9 million or 16.5% due to lower than anticipated volumes in Europe and an unfavorable foreign currency impact. European net sales declined $17.0 million primarily due to weakness at the Colleagues business unit, which was disposed of on March 30, 2001 (see note 4, included in the notes to the consolidated financial statement).

International and Other contributed $1.4 million to consolidated operating income, a decrease of $3.0 million. The Latin America operations contributed $1.8 million on flat revenues, offset by weakness in both Europe and other non-core businesses.

CORPORATE

The increase in corporate expense is due to the elimination of pension income as a result of the pension settlement as well as additional retirement savings plan contribution expense offset by a reduction in corporate overhead.

LIQUIDITY AND CAPITAL RESOURCES

The Corporation's primary source of liquidity is its $168 million committed credit facility. This facility matures on August 5, 2002 and is subject to a number of financial covenants. Uncommitted bank operating lines are also maintained in a majority of the domestic markets in which the Corporation operates. These facilities amount to approximately $49 million at March 31, 2001. Total availability as of March 31, 2001 was approximately $164 million.

As of March 31, 2001 the Corporation met its financial covenants and believes it has sufficient liquidity to complete the planned restructuring activities and effectively manage the financial needs of the businesses. On April 25, 2001, the Corporation announced its decision to suspend future dividends to shareholders. In addition, the Corporation anticipates proceeds of approximately $150 million before taxes and fees resulting from the termination of the U.S. pension plan within the next twelve months.

Net cash provided from operating activities was $3.7 million for the three months ended March 31, 2001 compared to a net cash usage of $30.4 million for the same period last year. The change was primarily due to significant improvements in working capital including a reduction in days sales outstanding and better operating results in the Corporation's core businesses.

Net cash provided by investing activities for the three months ended March 31, 2001 was $3.6 million versus net cash used of $12.7 million in the same period of 2000. A substantial reduction of expenditures for software and property, plant and equipment was the principal reason for the improvement.

MOORE CORPORATION LIMITED
MANAGEMENTS DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Net cash provided from financing activities for the three months ended March 31, 2001 and 2000 was $33.8 million and $17.4 million, respectively.

At March 31, 2001 total debt less cash and short-term securities was $261.8 million, a decrease of $6.2 million from December 31, 2000.

In the normal course of business, the Corporation is exposed to interest rate risk arising from fluctuations in interest rates on its borrowings under the credit facility and other bank lines. The Chief Financial Officer is authorized to enter into interest rate conversion agreements in order to manage the interest rate risk associated with its debt. At March 31, 2001 no interest rate conversion agreements existed.

The Corporation is exposed to credit risk with respect to short-term deposits and bond portfolio. The credit risk is minimized substantially by ensuring that these financial assets are placed with highly rated government and financial institutions.

The Corporation is also exposed to credit risk on accounts receivable balances. This risk is limited due to the Corporation's large, diverse customer base, dispersed over various geographic regions and industrial sectors.

The Corporation is exposed to the impact of foreign currency fluctuations in certain countries in which it operates. The exposure to foreign currency movements is limited because the operational revenues and expenses of its various subsidiaries and business units are substantially in the local currency of the country in which they operate. To the extent revenues and expenses are not in the local currency of the operating unit, the Corporation enters into foreign currency forward contracts to hedge the currency risk. As of March 31, 2001 the aggregate amount of outstanding forward contracts was $18.4 million. Notional gains and losses from these foreign currency contracts were not significant at March 31, 2001. The Corporation does not use derivative financial instruments for trading purposes.

SEASONALITY

Results of operations for this interim period are not necessarily indicative of results for the full year. The Corporation's operations are seasonal and historically a larger part of sales has been generated in the second half of the fiscal year.

FORWARD LOOKING STATEMENT

Comments about market trends, dividends, anticipated earnings, projected cost savings and future activities in 2001 and beyond, are forward-looking and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and are qualified in their entirety by reference to the following cautionary statements. All forward looking statements speak only as of the date hereof and are based on current expectations and involve a number of assumptions, risks and uncertainties. Changes in the following important factors, among others could cause actual results to differ materially from those expressed in the forward-looking statements: The effects of paper price fluctuations on the Corporation's forms operations, successful execution of key strategies, the rate of migration from paper-based forms to digital formats, future growth rates in the Corporation's Integrated Business Solutions operations, the impact of currency fluctuations in the countries in which the Corporation operates, general economic and other factors beyond the Corporation's control, and other assumptions, risks and uncertainties described from time to time in the Corporation's period filings with securities regulators.



/s/ Robert B. Lewis                           /s/ Mark S. Hiltwein
Executive Vice President                      Senior Vice President Controller,
Chief Financial Officer                       Chief Accounting Officer


May 11, 2001

MOORE CORPORATION LIMITED
MANAGEMENTS DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS



CORPORATE INFORMATION

Shareholder Account Inquiries

The transfer agent and registrar for the common shares of the Corporation is Computershare Trust Company of Canada at its offices in Montreal, Toronto, Winnipeg, Calgary and Vancouver. The co-transfer agent and registrar is Computershare Trust Company, Inc. of Colorado. Computershare Trust Company of Canada operates a telephone enquiry line that can be reached by dialing toll-free 1-800-663-9097 or (416) 981-9633. Correspondence should be addressed to Moore Corporation Limited c/o Computershare Trust Company of Canada, 100 University Avenue, 11th Floor, Toronto, Ontario M5J 2Y1. Shareholders can also email at caregistryinfo@computershare.com. Their internet address is www.computershare.com.

Investor Relations

Institutional and individual investors seeking financial information about the Corporation are invited to contact James E. Lillie, Executive Vice President, Operations at 847-406-3711.

Management's Statement

The interim financial information included in this report is unaudited, but in the opinion of management it reflects all adjustments that are necessary for a fair presentation of the financial position, results of operations and changes in cash flows for the interim periods.

MOORE CORPORATION LIMITED




PART II - OTHER INFORMATION

ITEM 5. OTHER INFORMATION

See note 9 to the consolidated financial statements on page 10 of this report.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits


   EXHIBIT #     DESCRIPTION                                                        LOCATION
   ---------     -----------                                                        --------
       2         Plan of acquisition, reorganization, arrangement,   None
                 liquidation and succession
      3.1        Articles of Amalgamation                            No amendments
      3.2        By-Laws                                             No amendments
       4         Instruments defining the rights of security         Not required. The registrant hereby agrees
                 holders, including indentures                       to file with the Commission a copy of any instrument
                                                                     defining the rights of holders of the Registrant's
                                                                     long-term debt upon request of the Commission
      10         Material contracts                                  Not applicable
      11         Statement re: computation of per share earnings     Filed herewith
      15         Letter re: unaudited interim financial information  Not applicable
      18         Letter re: change in accounting principles          Not applicable
      19         Report furnished to shareholders                    Filed herewith
      24         Power of attorney                                   None
      27         Financial data schedule                             Not required
      99         Additional exhibits                                 None

(b)   Reports on Form 8-K: none








                                                       MOORE CORPORATION LIMITED