Form 10-Q
period 2001-06-30
MOORE CORPORATION LTD
filed 2001-08-13
CIK 67931

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                            ------------------------

                                    FORM 10-Q

     {X} QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001
                          COMMISSION FILE NUMBER 1-8014
                                 {logo omitted}



                            MOORE CORPORATION LIMITED
             (Exact name of registrant as specified in its charter)



       ONTARIO, CANADA                                   98-0154502
 (State or other jurisdiction of            (I.R.S. employer identification no.)
  incorporation or organization)

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

                                 YES {X} NO { }


At August 10, 2001, 88,456,940 shares of the registrant's common shares, without par value were outstanding.

================================================================================

PART I.  FINANCIAL INFORMATION

                            MOORE CORPORATION LIMITED
                           CONSOLIDATED BALANCE SHEETS
                         (IN THOUSANDS OF U.S. DOLLARS)


                                                            JUNE 30,       DECEMBER 31,
                                                              2001             2000
                                                           ----------      ------------
                                                           (UNAUDITED)
ASSETS
Current Assets
  Cash and short-term securities                           $   66,357       $   36,538
  Accounts receivable, net                                    352,002          407,304
  Inventories (Note 2)                                        150,969          154,484
  Deferred income taxes                                        77,657           78,632
  Prepaid expenses                                             18,935           22,683
                                                           ----------       ----------
      Total current assets                                    665,920          699,641

Property, plant and equipment, net                            371,400          409,099
Prepaid pension costs                                         208,703          312,180
Goodwill, net                                                  73,745          130,530
Deferred income taxes                                         125,589          125,035
Other assets                                                  155,986          191,941
                                                           ----------       ----------
TOTAL ASSETS                                               $1,601,343       $1,868,426
                                                           ==========       ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
  Bank indebtedness                                        $   22,347        $  29,428
  Accounts payable and accrued liabilities                    459,635          400,057
  Short-term debt                                               2,841            2,709
  Deferred income taxes                                           586              462
  Other current liabilities                                    26,571           35,591
                                                           ----------        ---------
      Total current liabilities                               511,980          468,247

Long-term debt                                                276,655          272,465
Postretirement benefits                                       240,374          243,374
Deferred income taxes                                         154,354          191,121
Other liabilities                                              53,201           57,289
Minority interest                                              11,292           11,245
                                                           ----------       ----------
      Total liabilities                                     1,247,856        1,243,741
                                                           ----------       ----------
SHAREHOLDERS' EQUITY
Common shares without par value, 88,456,940
  Shares issued and outstanding                               310,881          310,881
Equity portion of subordinated convertible debentures           8,343            8,343
Retained earnings                                             165,168          431,821
Cumulative translation adjustments                           (130,905)        (126,360)
                                                           ----------       ----------
      Total shareholder's equity                              353,487          624,685
                                                           ----------       ----------
TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY                 $1,601,343       $1,868,426
                                                           ==========       ==========


(See notes to the consolidated financial statements)

                            MOORE CORPORATION LIMITED
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                THREE AND SIX MONTHS ENDED JUNE 30, 2001 AND 2000
              (IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)




                                           Three Months Ended          Six Months Ended
                                                June 30,                   June 30,
                                         ----------------------     -----------------------
                                            2001        2000           2001         2000
                                         ---------    ---------     ----------   ----------
Net sales                                $ 532,526    $ 550,406         $1,106,722   $1,127,270

Cost of sales                              368,757      393,362            829,689      802,880
Selling, general and
  administrative expenses                  134,806      142,982            321,748      290,632
Restructuring provision (Note 3)            36,723        2,293            103,374        3,825
Depreciation and amortization               43,761       27,062            132,746       54,440
                                         ---------    ---------         ----------   ----------
Total operating expenses                   584,047      565,699          1,387,557    1,151,777
                                         ---------    ---------         ----------   ----------

Loss from operations                       (51,521)     (15,293)          (280,835)     (24,507)
Investment and other income (expense)          152        1,148             (2,430)       1,156
Interest expense                             7,034        6,460             14,273       12,235
                                         ---------    ---------         ----------   ----------
Loss before income taxes and
  minority interests                       (58,403)     (20,605)          (297,538)     (35,586)

Income tax (benefit) expense                 1,472       (6,875)           (36,625)     (13,320)
Minority interests                             491          364                913          713
                                         ---------    ---------         ----------   ----------
      Net loss                           $ (60,366)   $ (14,094)        $ (261,826)  $  (22,979)
                                         =========    =========         ==========   ==========
      Loss per common share:

           Basic                         $   (0.68)   $   (0.16)        $    (2.96)  $    (0.26)
                                         ---------    ---------         ----------   ----------
           Diluted                       $   (0.68)   $   (0.16)        $    (2.96)  $    (0.26)
                                         ---------    ---------         ----------   ----------

      Average number of common shares
      outstanding (in thousands):

           Basic                            88,457       88,457             88,457       88,457
                                         ---------    ---------         ----------   ----------
           Diluted                          88,457       88,457             88,457       88,457
                                         ---------    ---------         ----------   ----------



(See notes to the consolidated financial statements)

                  CONSOLIDATED STATEMENTS OF RETAINED EARNINGS
                     SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                         (IN THOUSANDS OF U.S. DOLLARS)
                                   (UNAUDITED)

                                                                Six months ended
                                                                     June 30,
                                                             -----------------------
                                                                2001          2000
                                                             ---------     ---------
Balance, at January 1                                        $ 431,821     $ 480,049

Change in accounting policy:

  Income taxes                                                       -         2,443

  Employee future benefits                                           -        33,295
                                                             ---------     ---------
Balance, at January 1 restated                                 431,821       515,787

Net loss                                                      (261,826)      (22,979)

Convertible subordinated debentures                               (404)            -

Dividends (5(cent)per share in 2001 and 10(cent) in 2000)       (4,423)       (8,846)
                                                             ---------     ---------
Balance, at June 30                                          $ 165,168     $ 483,962
                                                             =========     =========



(See notes to the consolidated financial statements)

                            MOORE CORPORATION LIMITED
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                    THREE MONTHS ENDED JUNE 30, 2001 AND 2000
                         (IN THOUSANDS OF U.S. DOLLARS)
                                   (UNAUDITED)

                                                        Three months ended
                                                              June 30,
                                                       ----------------------
                                                          2001         2000
                                                       ---------     --------

OPERATING ACTIVITIES
Net loss                                               $(60,366)     $(14,094)
Adjustments to reconcile net cash provided
 by operating activities:
      Depreciation and amortization                       43,761       27,408
      Restructuring provision, net of cash paid           25,737            -
      Deferred income taxes                                  (70)       2,158
      Other                                                1,128       (5,987)
Changes in operating assets and liabilities:
      Accounts receivable, net                            32,540       39,988
      Inventories                                          6,464        7,273
      Accounts payable and accrued liabilities            (7,135)     (31,231)
      Income taxes                                        (1,389)     (12,561)
      Deferred income taxes                                1,308          233
      Other                                                2,608       (7,118)
                                                       ---------     --------
Net cash provided by operating activities                 44,586        6,069

INVESTING ACTIVITIES
Property, plant and equipment, net                        (4,802)     (20,829)
Increase in long-term receivables                         (3,018)        (222)
Proceeds from sale of other assets                             -        6,149
Deferred charges                                          (3,444)        (888)
Other                                                        569        5,735
                                                       ---------     --------
Net cash used in investing activities                    (10,695)     (10,055)

FINANCING ACTIVITIES
Dividends                                                 (4,423)      (4,423)
Proceeds from issuance of long-term debt                   6,703       46,346
Payments on long-term debt                               (40,447)     (45,633)
Other                                                       (759)         405
                                                       ---------     --------
Net cash used in financing activities                    (38,926)      (3,305)
Effect of exchange rate on cash                              620          640
                                                       ---------     --------
Net decrease in cash                                      (4,415)      (6,651)
Cash at beginning of period (a)                           48,425         (613)
                                                       ---------     --------
Cash at end of period (a)                              $  44,010     $ (7,264)
                                                       =========     ========
Cash paid during the period for:
 Interest                                              $   1,081     $  6,011
 Income Taxes                                          $   1,472     $  2,176



(a) Cash is defined as cash and short-term securities less short-term bank loans.





(See notes to the consolidated financial statements)

                            MOORE CORPORATION LIMITED
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                         (IN THOUSANDS OF U.S. DOLLARS)
                                   (UNAUDITED)

                                                            Six months ended
                                                                June 30,
                                                         ----------------------
                                                            2001         2000
                                                         ---------     --------

OPERATING ACTIVITIES
Net loss                                                 $(261,826)    $(22,979)
Adjustments to reconcile net cash provided
 by (used in) operating activities:
      Depreciation and amortization                        132,746       55,133
      Net loss on sale of other assets                       4,225            -
      Restructuring provision, net of cash paid             81,277            -
      Pension settlement                                   102,015            -
      Deferred income taxes                                (38,911)       4,768
      Other                                                  2,214       (2,635)
Changes in operating assets and liabilities:
      Accounts receivable, net                              55,291       89,368
      Inventories                                            3,523        1,636
      Accounts payable and accrued liabilities             (25,372)    (126,920)
      Income taxes                                          (4,599)     (29,944)
      Deferred income taxes                                  2,691        4,523
      Other                                                 (5,125)       2,068
                                                         ---------     --------
Net cash provided by (used in) operating activities         48,149      (24,982)

INVESTING ACTIVITIES
Property, plant and equipment, net                         (11,902)     (15,218)
Increase in long-term receivables                           (4,752)        (301)
Proceeds from sale of other assets                          12,526        6,149
Deferred charges                                            (4,533)      (2,325)
Other                                                        1,659      (10,540)
                                                         ---------     --------
Net cash used in investing activities                       (7,002)     (22,235)

FINANCING ACTIVITIES
Dividends                                                   (8,846)      (8,846)
Proceeds from issuance of long-term debt                    49,411       86,747
Payments on long-term debt                                 (44,408)     (61,966)
Other                                                       (1,261)      (1,865)
                                                         ---------     --------
Net cash (used in) provided by financing activities         (5,104)      14,070
Effect of exchange rate on cash                                857          790
                                                         ---------     --------
Net increase (decrease) in cash                             36,900      (32,357)
Cash at beginning of period (a)                              7,110       25,093
                                                         ---------     --------
Cash at end of period (a)                                $  44,010     $ (7,264)
                                                         =========     ========
Cash paid during the period for:
 Interest                                                $  11,705     $ 11,990
 Income Taxes                                            $   2,924     $  3,376


(a) Cash is defined as cash and short-term securities less short-term bank loans.





(See notes to the consolidated financial statements)

MOORE CORPORATION LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(TABULAR AMOUNTS IN THOUSANDS OF U.S DOLLARS, EXCEPT PER SHARE DATA)

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

Effective January 1, 2000 the Corporation adopted the recommendations of CICA 3461, Employee Future Benefits and CICA 3465, Accounting for Income Taxes. The Consolidated Statement of Retained Earnings have been restated to reflect the cumulative effect of these new standards.

Effective January 1, 2001 the Corporation adopted the new recommendations of CICA Section 3500, Earnings Per Share. The adoption had no impact on prior period reported earnings per share amounts. The calculation of earnings per share on a diluted basis for the three and six months ended June 30, 2001 excludes the impact of the subordinated convertible debentures, since it would result in an antidilutive effect.

The consolidated financial statements have been prepared in conformity with Canadian generally accepted accounting principles, and, as such include estimates and assumptions of management that affect the amounts reported in the consolidated financial statements. Actual results could differ from these estimates.


2.   INVENTORIES


                                            June 30,       December 31,
                                             2001              2000
                                         -------------     -----------

Raw materials                            $      47,273     $    43,010
Work in process                                 13,249          14,612
Finished goods                                  86,698          93,441
Other                                            3,749           3,421
                                         -------------     -----------
Total                                    $     150,969     $   154,484
                                         =============     ===========


3.    RESTRUCTURING AND OTHER RELATED CHARGES

For the three and six month periods ended June 30, 2001, the Corporation recorded a pretax restructuring provision as follows:

                                         Three months       Six months
                                            Ended             Ended
                                           June 30,          June 30,
                                         -----------       -----------
Moore North America                      $     9,571       $    27,758
Integrated Business Solutions                    622             9,341
International and Other                        3,372             9,902
Corporate Office                              23,158            56,373
                                         -----------       -----------
Total                                    $    36,723       $   103,374
                                         ===========       ===========

MOORE CORPORATION LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(TABULAR AMOUNTS IN THOUSANDS OF U.S DOLLARS, EXCEPT PER SHARE DATA)

3.  RESTRUCTURING AND OTHER RELATED CHARGES (continued)

The restructuring provision for the three and six months ended June 30, 2001 includes provisions related to workforce reductions of $13.4 million and $48.0 million, respectively (706 and 1,852 positions); lease terminations, facility closings and other cash costs of $23.3 million and $55.4 million, respectively.

Over the same six month period in 2000, the Corporation recorded a restructuring provision of $3.8 million, related to employee terminations, offset by the reversal of provisions no longer needed of $4.3 million.

The reconciliation of the restructuring liability as of June 30, 2001 is as follows:

                            December 31,       2001         Cash      Non-cash     June 30,
                                2000        Provision       Paid     Write-offs      2001
                           -------------   -----------   ---------   ----------   ---------
Employee terminations (1)  $       6,626   $    47,985   $ (17,839)  $        -   $  36,772
Other                             29,059        55,389      (4,258)           -      80,190
Loss on disposals                 10,276             -           -            -      10,276
                           -------------   -----------   ---------   ----------   ---------
Total                      $      45,961   $   103,374   $ (22,097)  $        -   $ 127,238
                           =============   ===========   =========   ==========   =========

(1) Of the total positions planned for elimination, 5,971 have been eliminated as of June 30, 2001.

The Corporation expects that substantially all remaining severance payments will occur within the next twelve months.

During the three and six month periods ended June 30, 2001 the Corporation recorded additional other related pretax charges as follows:

                                                       Three months ended
                                                             June 30,
                                     ------------------------------------------------------
                                     Depreciation                Selling General &
                                          and          Cost of     Administrative
                                     Amortization       Sales         Expenses        Total
                                    -------------     ---------    --------------   --------
Moore North America                  $      4,051     $       -    $            -   $  4,051
Integrated Business Solutions                   -             -                 -          -
International and Other                       285             -                 -        285
Corporate Office                           10,459             -             3,873     14,332
                                     ------------     ---------    --------------   --------
Total                                $     14,795     $       -    $        3,873   $ 18,668
                                     ============     =========    ==============   ========

                                                      Six months ended
                                                          June 30,
                                     ------------------------------------------------------
                                     Depreciation                Selling General &
                                          and          Cost of     Administrative
                                     Amortization       Sales         Expenses        Total
                                     ------------     ---------    --------------   --------
Moore North America                  $      5,932     $       -    $            -   $  5,932
Integrated Business Solutions               2,774             -                 -      2,774
International and Other                     1,265             -                 -      1,265
Corporate Office                           16,900        61,209            45,622    123,731
                                     ------------     ---------    --------------   --------
Total                                $     26,871     $  61,209    $       45,622   $133,702
                                     ============     =========    ==============   ========

MOORE CORPORATION LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(TABULAR AMOUNTS IN THOUSANDS OF U.S DOLLARS, EXCEPT PER SHARE DATA)

3.  RESTRUCTURING AND OTHER RELATED CHARGES (continued)

Total other related charges for the six months ended June 30, 2001 consist of: a $102 million charge for the partial settlement of the U.S. pension plan (curtailed as of December 31, 2000), other executive severance of $0.9 million, legal settlement of $3.9 million and non-cash charges of $26.9 million for asset impairments.


4.    DISPOSITION AND ASSETS HELD FOR DISPOSITION

During the six months ended June 30, 2001, the Corporation divested certain non-core assets including Colleagues, its European advertising agency, and an investment in common shares and secured convertible notes receivable of Vista Information Solutions, Inc. (Vista). As a result of these transactions, the Corporation received total consideration of $12.5 million and recorded a loss on disposition of $7.1 million net of $3.9 million in taxes. Included in the Corporation's results of operations for the six months ended June 30, 2001 and 2000 are sales of $4.0 million and $40.4 million, respectively, and loss from operations of $0.8 million and income from operations of $0.7 million respectively, from divested assets.

During the six months ended June 30, 2001, the Corporation formalized plans to dispose of certain other non-core assets within the International and Other segment. Based upon anticipated proceeds from disposition, the Corporation recorded a non-cash charge of $45.7 million, (net of $2.6 million in taxes), included in depreciation and amortization. Net sales and operating results contributed by these assets were $38.9 million and $(48.5) million, and $35.0 million and $1.7 million for the six months ended June 30, 2001 and 2000, respectively.


5.    RECONCILIATION TO U.S. GAAP

                                          Three months ended               Six months ended
                                               June 30,                        June 30,
                                         2001          2000              2001         2000
                                      ----------    ----------        ----------   ----------
Net loss as reported                  $ (60,366)     $ (14,094)       $(261,826)    $ (22,979)
U.S. GAAP Adjustments, net of taxes:
Pension expense                          (1,835)         3,757          103,162         4,780
Postretirement benefits                   2,671          3,155            5,323         5,403
Capitalized software                      6,012           (424)           8,367          (908)
Interest expense                            307              -              126             -
                                      ---------      ---------        ---------     ---------
Net loss as determined under
  U.S. GAAP                           $ (53,211)     $  (7,606)       $(144,848)    $ (13,704)
                                      ---------      ---------        ---------     ---------
Loss per share:
Basic loss per share                  $   (0.60)     $   (0.08)       $   (1.64)    $   (0.15)
Diluted loss per share                $   (0.60)     $   (0.08)       $   (1.64)    $   (0.15)
Average shares outstanding -
  basic and diluted (in thousands)       88,457         88,457            88,457       88,457

Comprehensive income:
Net loss U.S. GAAP                    $ (53,211)     $  (7,606)       $(144,848)    $ (13,704)
Other comprehensive loss:
Cumulative translation adjustments       (1,903)        (4,933)          (4,545)       (5,783)
Reclass adjustment for losses
  included in income                          -              -             (798)            -
Unrealized losses on
  available-for-sale securities               -         (7,493)               -        (1,730)
                                      ---------      ---------        ---------     ---------
Total comprehensive loss              $ (55,114)     $ (20,032)       $(150,191)    $ (21,217)
                                      =========      =========        =========     =========

MOORE CORPORATION LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(TABULAR AMOUNTS IN THOUSANDS OF U.S DOLLARS, EXCEPT PER SHARE DATA)

5.    RECONCILIATION TO U.S. GAAP (continued)

Balance Sheet Items:                           June 30, 2001           December 31, 2000
                                        As reported     U.S. GAAP   As reported    U.S. GAAP
                                        -----------    ----------   ------------   ---------
Net pension asset                        $(193,703)    $(131,632)     $(286,360)   $ (56,891)
Other assets - computer software          ( 98,748)      (62,988)      (127,999)     (78,412)
Post-retirement benefits                   240,374       390,874        243,374      402,672
Long-term deferred tax asset              (125,589)     (184,284)      (125,035)    (287,156)
Long-term deferred tax liability           154,354       100,202        191,121      167,238
Accounts payable and
  accrued liabilities                      459,635       453,635        400,057      394,057
Long-term debt                             276,655       284,482        272,465      280,808
Equity portion of subordinated
  convertible debentures                     8,343             -          8,343            -
Cumulative translation adjustments        (130,905)      (95,721)      (126,360)     (91,176)

Retained earnings                          165,168         1,016         431,821      150,287

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

Three months ended                                Integrated    International
June 30, 2001                      Moore North     Business          And
                                     America       Solutions        Other       Consolidated
                                   -----------    ----------     ------------   ------------
Total revenue                       $ 274,531      $ 141,190       $ 122,381     $   538,102
Intersegment revenue                   (4,578)          (657)           (341)         (5,576)
Sales to customers outside the
  enterprise                          269,953        140,533         122,040         532,526
Segment operating profit               10,822         13,947             906          25,675
Non-operating expenses                      -              -               -         (77,196)
Loss from operations                                                                 (51,521)

Depreciation and amortization          14,775          7,332          21,654          43,761
Capital expenditures                        -          6,265           5,581          11,846

MOORE CORPORATION LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(TABULAR AMOUNTS IN THOUSANDS OF U.S DOLLARS, EXCEPT PER SHARE DATA)

6.    SEGMENT INFORMATION (continued)

Six months ended                                  Integrated    International
June 30, 2001                      Moore North     Business          And
                                     America       Solutions        Other       Consolidated
                                   ----------     ----------     -----------    ------------
Total revenue                       $ 565,636      $ 299,474       $ 254,109     $ 1,119,219
Intersegment revenue                  (10,802)        (1,022)           (673)        (12,497)
Sales to customers outside the
  enterprise                          554,834        298,452         253,436       1,106,722
Segment operating profit (loss)         3,609         26,722         (53,478)        (23,147)
Non-operating expenses                      -              -               -        (257,688)
Loss from operations                                                                (280,835)
Segment assets                        628,023        200,461         322,641       1,151,125
Corporate assets including
  investments                                                                        450,218
Total assets                                                                       1,601,343
Depreciation and amortization          27,489         16,772          88,485         132,746
Capital expenditures                      811         12,108           6,662          19,581


Three months ended                                Integrated    International
June 30, 2000                      Moore North     Business         And
(Restated)                           America      Solutions        Other         Consolidated
                                   -----------    ----------    -------------    ------------

Total revenue                      $   278,601     $ 123,049       $ 153,340      $   554,990
Intersegment revenue                    (3,915)         (166)           (503)          (4,584)
Sales to customers outside the
  enterprise                           274,686       122,883         152,837          550,406
Segment operating profit                 2,533        10,794           3,169           16,496
Non-operating expenses                      -              -               -          (31,789)
Loss from operations                                                                  (15,293)

Depreciation and amortization            8,403         6,247          12,412           27,062
Capital expenditures                    12,231         4,863           8,846           25,940


Six months ended                                  Integrated    International
June 30, 2000                      Moore North     Business         And
(Restated)                           America      Solutions        Other         Consolidated
                                   -----------    ----------     -----------     ------------
Total revenue                      $   564,336     $ 260,648       $ 310,972      $ 1,135,956
Intersegment revenue                    (7,330)         (464)           (892)          (8,686)
Sales to customers outside the
  enterprise                           557,006       260,184         310,080        1,127,270
Segment operating profit                 3,690        30,110           7,459           41,259
Non-operating expenses                       -             -               -          (65,766)
Loss from operations                                                                  (24,507)
Segment assets                         814,883       172,118         429,195        1,416,196
Corporate assets including
  investments                                                                         402,413
Total assets                                                                        1,818,609
Depreciation and amortization           23,999        13,288          17,153           54,440
Capital expenditures                    21,948         8,989          14,338           45,275

MOORE CORPORATION LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(TABULAR AMOUNTS IN THOUSANDS OF U.S DOLLARS, EXCEPT PER SHARE DATA)

7.    PENDING LITIGATION

There are various lawsuits pending against or affecting the Corporation and its subsidiaries. None of these claims are expected to have a material adverse effect upon the Corporation's consolidated financial condition or results of operations.


8.    ENVIRONMENTAL MATTERS

The Corporation is subject to laws and regulations relating to the protection of the environment. The Corporation provides for expenses associated with environmental remediation obligations when such amounts are probable and can be reasonably estimated. Such accruals are adjusted as new information develops or circumstances change and are not discounted. While it is not possible to quantify with certainty the potential impact of actions regarding environmental matters, particularly remediation and other compliance efforts that the Corporation's subsidiaries may undertake in the future, in the opinion of management, compliance with the present environmental protection laws, before taking into account estimated recoveries from third parties, will not have a material adverse effect upon the results of operations, or consolidated financial condition of the Corporation.


9.    DIVIDEND

On April 12, 2001 the Board of Directors unanimously approved the suspension of future dividends on all outstanding equity securities.


10.      RECENTLY ISSUED ACCOUNTING STANDARDS

In July 2001, the United States Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 142 "Goodwill and Other Intangible Assets" (SFAS 142), which is effective for fiscal years beginning after December 15, 2001. SFAS 142 requires that the carrying value of goodwill be evaluated annually for impairment and disallows the amortization of goodwill. The standard also requires reclassification of identifiable intangibles out of previously reported goodwill. Identifiable intangibles are amortized over their estimated useful lives and will be reviewed annually for impairment in accordance with the Statement of Financial Accounting Standards No. 121 "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". The Company is evaluating, but has not yet determined the impact of the adoption of SFAS 142.

MOORE CORPORATION LIMITED
MANAGEMENTS DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 2.
MANAGEMENT DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The Corporation operates in the printing industry with three distinct operating segments in which management assesses information on a regular basis for decision-making purposes. The three segments are Moore North America, Integrated Business Solutions and International and Other. These segments market print and print related products and services to a geographically diverse customer base.

The following discussion includes information on a corporate wide basis and on an operating segment basis. Operating income is presented in accordance with accounting standards generally accepted in Canada. The following discussion is supplemented by a discussion of operating income before deductions for restructuring and other related charges, including the impairment of long-lived assets and pension settlement. This supplemental discussion of operating results before certain charges should be read in conjunction with the Corporation's reported financial statements.

Consolidated results of operations for the three and six months ended June 30, 2001 and 2000 are shown in the accompanying consolidated statements of operations.


RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2001 AS
COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2000

Reported net sales, for the three months ended June 30, 2001, decreased $17.9 million or 3.3%, from the same prior year period. The Corporation's revenues were adversely impacted by the first quarter divestiture of the Colleagues business unit, the decision to exit certain unprofitable accounts and the devaluation of certain foreign currencies. The decline was partially offset by organic growth of 4% in the Corporation's core business, Forms and Labels and Integrated Business Solutions Group, due to the continued focus on significant customers and cross-selling opportunities.

Income from operations decreased $36.2 million to a loss of $51.5 million, versus the same prior year period, as a result of the restructuring and other related charges. These charges were partially offset by improved operating results in the core businesses as the rationalization of operations and continued focus on cost containment significantly reduced Selling, General and Administrative expenses.

Interest expense increased $0.6 million or 8.9%, due to the increase in total debt as a result of the issuance of $70.5 million subordinated convertible debentures in December 2000 and the higher average cost of borrowing on our revolving credit facility offset slightly by lower average borrowings under the facility.

In order to provide a better understanding of the financial results for the three months ended June 30, 2001 and 2000, we have identified transactions that affect comparability between periods. These items have been removed from the operating results of the affected quarters as follows:

During the three months ended June 30, 2001, the Corporation recorded restructuring and other related charges totaling $55.4 million, net of taxes, or $0.62 per diluted share. These charges include a restructuring provision of $36.7 million is related to workforce reductions and lease terminations; non-cash charges related to asset impairments of $14.8 million included in depreciation and amortization expense; and other non-recurring one time charges of $3.9 million.

For the same three month period in 2000, the Corporation recorded an after-tax restructuring provision of $2.3 million (net of $0.7 million in taxes), related to employee terminations.

Net loss, for the three months ended June 30, 2001, increased by $46.3 million to $60.4 million, or $(0.68) per share, from the same prior year period, due to the Corporation's ongoing restructuring related activities.

All further discussions regarding the results of operations, for the three months ended June 30, 2001 and 2000 will be based on the Corporation's operating results net of the above mentioned items.

MOORE CORPORATION LIMITED
MANAGEMENTS DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS


                                                Three months ended
                                                     June 30,
                                                -------------------
                                                  2001       2000
                                                -------    -------
                                                   (IN MILLIONS)
      Net Sales:
        Moore North America                     $ 270.0     $ 274.7
        Integrated Business Solutions             140.5       122.9
        International and Other                   122.0       152.8
                                                -------     -------
                                                $ 532.5     $ 550.4
                                                -------     -------

      Income (loss) from operations:(1)
        Moore North America                     $  24.1     $   3.0
        Integrated Business Solutions              14.6        10.9
        International and Other                     4.6         3.6
        General Corporate                         (39.4)      (30.5)
                                                -------     -------
                                                $   3.9     $ (13.0)
                                                -------     -------
      Net loss                                  $ ( 5.0)    $ (12.5)
      Net loss per share                        $ (0.06)    $ (0.14)


      (1) Presented net of above noted items


Consolidated

Income from operations, net of the above items, increased by $16.9 million to $3.9 million as compared to a loss of $13.0 million, for the comparable prior year quarter, reflecting the Corporation's financial discipline and ability to aggressively control costs.

Net loss for the three month period ended June 30, 2001 declined $7.6 million to $5.0 million, or $0.06 per share as compared to a net loss of $ 12.5 million or $0.14 per share for the three-month period ended June 30, 2000. Improved results reflect the impact of the Corporation's cost containment initiatives.

Moore North America

Net sales for the three month period ended June 30, 2001 decreased $4.7 million, or 1.7%, primarily due to lower volumes as a result of the decision to exit certain unprofitable accounts.

Operating income increased by $21.0 million to $24.1 million. The favorable variance versus the same period last year was primarily due to the continued focus on indirect overhead reduction and the elimination of investments in digital and internet strategies for the Forms business.


Integrated Business Solutions(IBS)

Net sales for the three month period ended June 30, 2001 increased $17.6 million to $140.5 million, or 14.4%, primarily due to increased demand for our outsourcing business resulting in significant new business at the Business Communications Group (BCS).

Operating income increased $3.7 million, or 34.0% due to the increase in net sales, favorable product mix and benefits resulting from restructuring and reorganization programs.

International and Other

Net sales declined by $30.8 million or 20.2% due to the disposition of Colleagues, certain unfavorable foreign currencies and weak demand in non-core businesses due to a challenging economic environment.

International and Other contributed $4.6 million to consolidated operating income, a 28.5% increase due to aggressive cost containment, as selling, general and administrative expense declined $8.1 million, or 20.5%.

MOORE CORPORATION LIMITED
MANAGEMENTS DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2001 AS
COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2000

Reported net sales for the six months ended June 30, 2001, decreased $20.6 million or 1.8%. Net sales for the six months ended June 30, 2001, for our core businesses, Moore North America and Integrated Business Solutions rose $36.1 million, or 4.4% due to increased focus on customers and recent cross-selling initiatives. These increases were offset by a $56.7 million decrease during the same period in our International and Other businesses principally as a result the divestiture of Colleagues, the devaluation of certain foreign currencies and a significant deterioration in European sales.

Income from operations decreased $256.3 million to a loss of $280.8 million as a result of the restructuring and other charges. These charges were partially offset by improved operating results in the core businesses.

In order to provide a better understanding of the financial results for the six months ended June 30, 2001 and 2000, we have identified transactions that affect comparability between periods. These items have been removed from the operating results of the affected periods as follows:

During the six months ended June 30, 2001, the Corporation recorded restructuring and other related charges totaling $249.6 million, net of taxes, or $2.82 per diluted share. These charges include a restructuring provision of $103.4 million primarily related to workforce reductions and lease terminations; non-cash charges included in depreciation and amortization related to asset impairments of $26.9 million; executive severance of $0.9 million related to the replacement of senior executive officers; loss on disposal of non-core assets included in investment and other income of $7.1 million (net of $3.9 million in taxes), related to the Colleagues business unit in Europe and an investment in Vista Information Solutions, Inc.; the write-down on non-core assets held for sale is $45.7 million (net of $2.6 million in taxes); and other non-recurring one-time charges of $3.9 million.

The Corporation also recorded an after-tax loss of $61.7 million (net of $40.3 million in taxes), or $0.70 per diluted share, associated with the partial settlement of the US pension plan, which was curtailed as of December 31, 2000. In March 2001, the Corporation purchased approximately $600 million of annuity contracts settling approximately 70% of the outstanding obligation. The balance of the annuity contracts are expected to be purchased during the fourth quarter of 2001,resulting in an anticipated pretax loss of approximately $15.0 million.

For the same six month period in 2000, the Corporation recorded an after-tax restructuring provision of $2.5 million (net of $1.3 million in taxes), related to employee terminations, partially offset by the reversal of provisions no longer needed of $2.6 million, (net of $1.7 million in taxes).

All further discussions regarding the results of operations, for the six months ended June 30, 2001 and 2000 will be based on the Corporation's operating results net of the above mentioned items.

MOORE CORPORATION LIMITED
MANAGEMENTS DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS


                                                 Six months ended
                                                     June 30,
                                                --------------------
                                                  2001        2000
                                                --------    --------
                                                   (IN MILLIONS)
      Net Sales:
        Moore North America                     $  554.8    $  557.0
        Integrated Business Solutions              298.5       260.2
        International and Other                    253.4       310.1
                                                --------    --------
                                                $1,106.7    $1,127.3
                                                --------    --------

      Income (loss) from operations:(1)
        Moore North America                     $   37.3    $    4.9
        Integrated Business Solutions               38.9        30.6
        International and Other                      6.0         8.0
        General Corporate                          (77.7)      (68.4)
                                                --------    --------
                                                $    4.5    $  (24.9)
                                                --------    --------
      Net loss                                  $  (12.2)   $  (23.0)
      Net loss per share                        $  (0.14)   $  (0.26)


      (1) Presented net of above noted items


Consolidated

Income from operations for the six months ended June 30, 2001, increased by $29.4 million to $4.5 million as compared to a loss of $24.9 million, reflecting the benefit of our cost cutting initiatives including the reduction of information technology spending, the disposition of non-essential assets and the reduction of our worldwide workforce by approximately 11%. The Corporation estimates the total projected pretax savings from these restructuring actions to be approximately $100 million annually beginning in April 2001. The savings from these actions will be used to reduce debt levels, to fund future acquisitions and for other general corporate purposes.

The Corporation intends to complete these restructuring related charges by the fourth quarter of 2001. However, the Corporation will continue to evaluate product lines and the existing asset base as it actively seeks opportunities to improve its cost structure.

Interest expense for the six months ended June 30, 2001, increased $2.0 million or 16.7% over the same prior year period as a result of the higher average cost of borrowing due to the issuance of $70.5 million subordinated convertible debentures in December 2000.

The effective income tax recovery rate was distorted by the inability to recognize future income tax benefits on current operating losses due to accumulated tax loss carry-forwards.

Net loss for the six month period ended June 30, 2001, declined $10.8 million to $12.2 million, or $0.14 per share as compared to a net loss of $23.0 million, or $0.26 per share for the six month period ended June 30, 2000. Improved results reflect the immediate impact of the Corporation's strategic initiative to align its costs with its revenues and to eliminate non-essential activities.


Moore North America

Net sales, for the six month period ended June 30, 2001, decreased $2.2 million or 0.4%, due to lower volumes in the Canadian Forms and Labels business. This decrease in the Canadian Forms and Labels business was primarily due to the Corporation's decision to exit certain unprofitable customer accounts.

Operating income increased by $32.4 million to $37.3 million, primarily due to the Corporation's decision to streamline its Forms and Labels operations including the elimination of non-customer critical positions in support of its goal to significantly reduce costs.

MOORE CORPORATION LIMITED
MANAGEMENTS DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Integrated Business Solutions (IBS)

Net sales, for the six months ended June 30, 2001, increased $38.3 million or 14.7%, due to strong volume growth in both Business Communications Services
(BCS) and Response Marketing Services (RMS) resulting from increased service offerings and the benefits achieved from a sharper focus on leveraging core capabilities with existing customers.

Operating income increased by $8.3 million, or 27.1%, due to increased revenues, improved product mix and cost savings achieved through reductions in workforce resulting from the combination of the RMS and BCS divisions.

International and Other

Net sales, for the six months ended June 30, 2001, declined by $56.7 million or 18.3% due primarily to lower than anticipated volumes in Europe, the devaluation of certain foreign currencies and the disposition of Colleagues on March 30, 2001.

International and Other contributed $6.0 million to consolidated operating income a decrease of $2.0 million from the same prior year period. This decrease is primarily due to weakness in both Europe and other non-core businesses.

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

Liquidity and Capital Resources

The Corporation's primary source of liquidity is its $168 million committed credit facility. This facility matures on August 5, 2002 and is subject to a number of financial covenants. The Corporation has the intent and believes it has the ability to refinance its credit facility to the extent necessary to finance its future operations. Uncommitted bank operating lines are also maintained in a majority of the domestic markets in which the Corporation operates. These facilities amount to approximately $33.0 million at June 30, 2001. Total availability as of June 30, 2001 was approximately $198.0 million.

As of June 30, 2001 the Corporation met its financial covenants and believes it has sufficient liquidity to complete the planned restructuring activities and effectively manage the financial needs of the businesses. In April 2001, the Corporation announced its decision to suspend future dividends to shareholders. In addition, the Corporation anticipates proceeds of approximately $150 million before taxes and fees resulting from the termination of the U.S. pension plan within the next six to twelve months.

Net cash provided from operating activities was $48.1 million for the six months ended June 30, 2001 compared to a net cash usage of $25.0 million for the same period last year. The change was primarily due to significant improvements in working capital including a reduction in days sales outstanding and better operating results in the Corporation's core businesses.

Net cash usage by investing activities for the six months ended June 30, 2001 was $7.0 million, a decline of $15.2 million versus the six month period ended June 30, 2000, primarily due to a substantial reduction of expenditures for information technology and property, plant and equipment.

MOORE CORPORATION LIMITED
MANAGEMENTS DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statement

Statements about market trends, anticipated earnings, projected cost savings and future activities in 2001 and beyond, including the anticipated completion of restructuring charges by the end of the year, the timing of the release of annuity contracts, the anticipated use of savings from cost reductions and anticipated proceeds from the termination of the U.S. Pension Plan are forward-looking and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and are qualified in their entirety by reference to the following cautionary statements. All forward looking statements speak only as of the date hereof and are based on current expectations and involve a number of assumptions, risks and uncertainties. Changes in the following important factors, among others could cause actual results to differ materially from those expressed in the forward-looking statements: The effects of paper and other raw material price fluctuations, successful execution of cost containment and other key strategies, the rate of migration from paper-based forms to digital formats, future growth rates in the Corporation's core businesses, the impact of currency fluctuations in the countries in which the Corporation operates, general economic and other factors beyond the Corporation's control, and other assumptions, risks and uncertainties described from time to time in the Corporation's period filings with securities regulators.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the normal course of business, the Corporation is exposed to interest rate risk arising from fluctuations in interest rates on its borrowings under the credit facility and other bank lines. The Chief Financial Officer is authorized to enter into interest rate conversion agreements in order to manage the interest rate risk associated with its debt. At June 30, 2001 no interest rate conversion agreements existed.

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

The Corporation is exposed to the impact of foreign currency fluctuations in certain countries in which it operates. The exposure to foreign currency movements is limited because the operational revenues and expenses of its various subsidiaries and business units are substantially in the local currency of the country in which they operate. To the extent revenues and expenses are not in the local currency of the operating unit, the Corporation enters into foreign currency forward contracts to hedge the currency risk. As of June 30, 2001 the aggregate amount of outstanding forward contracts was $18.9 million. Notional gains and losses from these foreign currency contracts were not significant at June 30, 2001. The Corporation does not use derivative financial instruments for trading purposes.


PART II - OTHER INFORMATION

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The following matters were voted on at the Corporation's Annual Meeting of Shareholders held on April 12, 2001:

1.       The election of directors of the Corporation:

                             Shares For                Shares Withheld
                             ----------                ---------------
R.T. Ammon                   62,944,414                284,159
R.G. Burton                  62,931,425                297,148
S.A. Dawe                    62,912,962                315,611
A.C. Eckert, III             62,943,481                285,092
D.R. McCamus                 62,907,147                321,426
N.N. Minow                   62,919,449                309,124
J.R.S. Prichard              62,881,763                346,810
L.H. Schipper                62,926,978                301,595
J.W. Stevens                 62,945,612                232,961

MOORE CORPORATION LIMITED
MANAGEMENTS DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

2. The appointment of Pricewaterhouse Coopers LLP as auditors of the Corporation and the authorization for the directors to fix the remuneration to be paid to the auditors.

                            Shares For                 Shares Withheld
                            ----------                 ---------------
                            63,048,277                 70,503

3. A special resolution approving the amendment of the Corporation's Articles of Amalgamation to remove objects for which the Corporation is incorporated set forth in clause 10 thereof.

                            Shares For                 Shares Withheld
                            ----------                 ---------------
                            54,823,581                 384,244

4.       Approval of the 2001 Long Term Incentive Plan

                            Shares For                 Shares Withheld
                            ----------                 ---------------
                            39,746,969                 23,126,298



ITEM 5. OTHER INFORMATION

See note 9 to the consolidated financial statements on page 10 of this report.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

 EXHIBIT #   DESCRIPTION                                         LOCATION
 ---------   -----------                                         --------

     2       Plan of acquisition, reorganization, arrangement,   None
             liquidation and succession
    3.1      Articles of Amalgamation                            Item 4
    3.2      By-Laws                                             No amendments
     4       Instruments defining the rights of security         Not required.
    10       Material contracts                                  Not applicable
    11       Statement re: computation of per share earnings     Not applicable
    15       Letter re: unaudited interim financial information  Not applicable
    18       Letter re: change in accounting principles          Not applicable
    19       Report furnished to shareholders                    Not applicable
    24       Power of attorney                                   None
    99       Additional exhibits                                 None


(b)   Reports on Form 8-K


Current Report on Form 8-K filed with the Commission on April 25, 2001. On April 23, 2001 the Board of Directors asked for the resignation of the independent accountants of the Registrant, and accordingly, Pricewaterhouse Coopers, LLP resigned on April 23, 2001. The Registrant engaged Deloitte & Touche, LLP as its new independent accountants as of April 23, 2001.

MOORE CORPORATION LIMITED
MANAGEMENTS DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Corporation has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               MOORE CORPORATION LIMITED


Date:  August 10, 2001         By: Robert B. Lewis
                               Executive Vice President, Chief Financial Officer

                               By: Mark S. Hiltwein
                               Senior Vice President, Controller
                               (Chief Accounting Officer)