Form 10-Q
period 2001-09-30
MOORE CORPORATION LTD
filed 2001-11-14
CIK 67931

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                            ------------------------

                                    FORM 10-Q

     {X} QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001
                          COMMISSION FILE NUMBER 1-8014


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

                                 YES {X} NO { }

At November 13, 2001, 88,456,940 shares of the registrant's common shares, without par value were outstanding.

================================================================================

PART I.  FINANCIAL INFORMATION

                            MOORE CORPORATION LIMITED
                           CONSOLIDATED BALANCE SHEETS
                         (IN THOUSANDS OF U.S. DOLLARS)


                                                     September 30,  December 31,
                                                         2001           2000
                                                     ------------   ------------
                                                      (UNAUDITED)
ASSETS
Current Assets
  Cash and short-term securities                      $   96,394    $   36,538
  Accounts receivable, net                               344,934       407,304
  Inventories (Note 2)                                   154,348       154,484
  Deferred income taxes                                   77,915        78,632
  Prepaid expenses                                        17,757        22,683
                                                      ----------    ----------
      Total current assets                               691,348       699,641

Property, plant and equipment, net                       345,554       409,099
Prepaid pension costs                                    232,283       312,180
Goodwill, net                                             73,247       130,530
Deferred income taxes                                    125,084       125,035
Other assets                                             150,754       191,941
                                                      ----------    ----------
TOTAL ASSETS                                          $1,618,270    $1,868,426
                                                      ==========    ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
  Bank indebtedness                                   $   12,983    $   29,428
  Accounts payable and accrued liabilities               487,818       400,057
  Short-term debt                                          2,705         2,709
  Deferred income taxes                                        -           462
  Other current liabilities                               26,201        35,591
                                                      ----------    ----------
      Total current liabilities                          529,707       468,247

Long-term debt                                           276,211       272,465
Postretirement benefits                                  243,220       243,374
Deferred income taxes                                    154,409       191,121
Other liabilities                                         64,044        57,289
Minority interest                                         11,397        11,245
                                                      ----------    ----------
      Total liabilities                                1,278,988     1,243,741
                                                      ----------    ----------
SHAREHOLDERS' EQUITY
Common shares without par value, 88,456,940
  Shares issued and outstanding                          310,881       310,881
Equity portion of subordinated convertible debentures      8,343         8,343
Retained earnings                                        152,837       431,821
Cumulative translation adjustments                      (132,779)     (126,360)
                                                      ----------    ----------
      Total shareholders' equity                         339,282       624,685
                                                      ----------    ----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY            $1,618,270    $1,868,426
                                                      ==========    ==========



(See notes to the consolidated financial statements)

                            MOORE CORPORATION LIMITED
                      CONSOLIDATED STATEMENTS OF OPERATIONS
             THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
              (IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                          Three months ended        Nine months ended
                                             September 30,            September 30,
                                         --------------------    -----------------------
                                           2001        2000         2001         2000
                                         --------    --------    ----------   ----------
Net sales                                $510,603    $550,493    $1,617,325   $1,677,763

Cost of sales                             349,864     384,817     1,179,553    1,187,697
Selling, general and
  administrative expenses                 122,785     126,860       444,533      417,492
Restructuring provision (Note 3)            6,540       1,170       109,914        4,995
Depreciation and amortization              33,187      29,256       165,933       83,696
                                         --------    --------    ----------   ----------
Total operating expenses                  512,376     542,103     1,899,933    1,693,880
                                         --------    --------    ----------   ----------

Income (loss) from operations              (1,773)      8,390      (282,608)     (16,117)
Investment and other income(expense)       (2,446)     (8,446)       (4,876)      (7,290)
Interest expense                            6,608       6,335        20,881       18,570
                                         --------    --------    ----------   ----------
Loss before income taxes and
  minority interest                       (10,827)     (6,391)     (308,365)     (41,977)

Income tax (benefit) expense                  884       1,158       (35,741)     (12,162)
Minority interest                             460         361         1,373        1,074
                                         --------    --------    ----------   ----------
      Net loss                           $(12,171)   $ (7,910)   $ (273,997)  $  (30,889)
                                         ========    ========    ==========   ==========
      Loss per common share:

           Basic                         $  (0.14)   $  (0.09)   $    (3.10)  $    (0.35)
                                         --------    --------    ----------   ----------
           Diluted                       $  (0.14)   $  (0.09)   $    (3.10)  $    (0.35)
                                         --------    --------    ----------   ----------

      Average number of common shares
      outstanding (in thousands):

           Basic                           88,457      88,457        88,457       88,457
                                         --------    --------    ----------   ----------
           Diluted                         88,457      88,457        88,457       88,457
                                         --------    --------    ----------   ----------




(See notes to the consolidated financial statements)

                  CONSOLIDATED STATEMENTS OF RETAINED EARNINGS
                  NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                         (IN THOUSANDS OF U.S. DOLLARS)
                                   (UNAUDITED)

                                                               Nine months ended
                                                                 September 30,
                                                            -----------------------
                                                               2001         2000
                                                            ---------     ---------
Balance, January 1                                          $ 431,821     $ 480,049

Change in accounting policy:

  Income taxes                                                      -         2,443

  Employee future benefits                                          -        33,295
                                                            ---------     ---------
Balance, January 1 restated                                   431,821       515,787

Net loss                                                     (273,997)      (30,889)

Convertible subordinated debentures                              (564)            -

Dividends (5(cent)per share in 2001 and 15(cent)in 2000)       (4,423)      (13,171)
                                                            ---------     ---------
Balance, September 30                                       $ 152,837     $ 471,727
                                                            =========     =========





(See notes to the consolidated financial statements)

                            MOORE CORPORATION LIMITED
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                         (IN THOUSANDS OF U.S. DOLLARS)
                                   (UNAUDITED)

                                                            Three months ended
                                                               September 30,
                                                          ---------------------
                                                            2001         2000
                                                          --------     --------

OPERATING ACTIVITIES
Net loss                                                  $(12,171)   $ (7,910)
Adjustments to reconcile net cash provided
 by operating activities:
      Depreciation and amortization                         33,187      29,583
      Restructuring provision, net of cash paid            (14,360)          -
      Deferred income taxes                                    (29)        265
      Other                                                  2,267       5,504
Changes in operating assets and liabilities:

      Accounts receivable, net                               7,079     (24,867)
      Inventories                                           (3,387)      6,509
      Accounts payable and accrued liabilities              46,872       5,348
      Income taxes                                            (370)     29,531
      Deferred income taxes                                   (255)    (29,181)
      Other                                                (11,826)     (8,211)
                                                          --------    --------
Net cash provided by operating activities                   47,007       6,571

INVESTING ACTIVITIES
Property, plant and equipment, net                          (2,679)    (14,497)
Increase in long-term receivables                            1,478         197
Proceeds from sale of other assets                               -      (1,788)
Deferred charges                                            (1,459)       (120)
Other                                                       (4,446)     (2,874)
                                                          --------    --------
Net cash used in investing activities                       (7,106)    (19,082)

FINANCING ACTIVITIES
Dividends                                                        -      (4,325)
Proceeds from issuance of long-term debt                       796      48,924
Payments on long-term debt                                  (1,902)    (25,590)
Other                                                          588      (2,161)
                                                          --------    --------
Net cash (used in) provided by financing activities           (518)     16,848
Effect of exchange rate on cash                                 18         593
                                                          --------    --------
Net increase in cash                                        39,401       4,930
Cash at beginning of period (a)                             44,010      (7,264)
                                                          --------    --------
Cash at end of period (a)                                 $ 83,411    $ (2,334)
                                                          ========    ========
Cash paid during the period for:

 Interest                                                 $  9,842    $ 10,322
 Income Taxes                                             $    225    $    841



(a) Cash is defined as cash and short-term securities less short-term bank loans.


(See notes to the consolidated financial statements)

                            MOORE CORPORATION LIMITED
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                         (IN THOUSANDS OF U.S. DOLLARS)
                                   (UNAUDITED)

                                                          Nine months ended
                                                            September 30,
                                                        ---------------------
                                                           2001        2000
                                                        ---------    --------

OPERATING ACTIVITIES
Net loss                                                $(273,997)   $(30,889)
Adjustments to reconcile net cash provided
 by (used in) operating activities:
      Depreciation and amortization                       165,933      84,716
      Net loss on sale of other assets                      4,225           -
      Restructuring provision, net of cash paid            66,917           -
      Pension settlement                                  102,015           -
      Deferred income taxes                               (38,940)      5,033
      Other                                                 4,481       2,869

Changes in operating assets and liabilities:
      Accounts receivable, net                             62,370      64,501
      Inventories                                             136       8,145
      Accounts payable and accrued liabilities             21,500    (121,572)
      Income taxes                                         (4,969)       (413)
      Deferred income taxes                                 2,436     (24,658)
      Other                                               (16,951)     (6,143)
                                                        ---------    --------
Net cash provided by (used in) operating activities        95,156     (18,411)

INVESTING ACTIVITIES
Property, plant and equipment, net                        (14,581)    (29,715)
Increase in long-term receivables                          (3,274)       (104)
Proceeds from sale of other assets                         12,526       4,361
Deferred charges                                           (5,992)     (2,445)
Other                                                      (2,787)    (13,414)
                                                        ---------    --------
Net cash used in investing activities                     (14,108)    (41,317)

FINANCING ACTIVITIES
Dividends                                                  (8,846)    (13,171)
Proceeds from issuance of long-term debt                   50,207     135,671
Payments on long-term debt                                (46,310)    (87,556)
Other                                                        (673)     (4,026)
                                                        ---------    --------
Net cash (used in) provided by financing activities        (5,622)     30,918
Effect of exchange rate on cash                               875       1,383
                                                        ---------    --------
Net increase (decrease) in cash                            76,301     (27,427)
Cash at beginning of period (a)                             7,110      25,093
                                                        ---------    --------
Cash at end of period (a)                               $  83,411    $ (2,334)
                                                        =========    ========
Cash paid during the period for:

 Interest                                               $  21,547    $ 22,312
 Income Taxes                                           $   3,149    $  4,217




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

Effective January 1, 2000 the Corporation adopted the recommendations of CICA Handbook Section 3461, Employee Future Benefits and CICA Handbook Section 3465, Accounting for Income Taxes. The Consolidated Statements of Retained Earnings have been restated to reflect the cumulative effect of these new standards.

Effective January 1, 2001 the Corporation adopted the new recommendations of CICA Handbook Section 3500, Earnings Per Share. The adoption had no impact on prior period reported earnings per share amounts. The calculation of earnings per share on a diluted basis for the three and nine months ended September 30, 2001 excludes the impact of the subordinated convertible debentures, since it would be antidilutive.

The consolidated financial statements have been prepared in conformity with Canadian generally accepted accounting principles and include estimates and assumptions of management that affect the amounts reported in the consolidated financial statements. Actual results could differ from these estimates. Additionally, the Corporation is reviewing its investment in non-core assets and businesses. It is reasonably possible that carrying values of these investments could be adjusted in the near-term based upon these reviews.

2.   INVENTORIES

                                        September 30,    December 31,
                                            2001             2000
                                        ------------     -----------
Raw materials                           $     48,103     $    43,010
Work-in-process                               16,134          14,612
Finished goods                                86,279          93,441
Other                                          3,832           3,421
                                        ------------     -----------
Total                                   $    154,348     $   154,484
                                        ============     ===========


3.    RESTRUCTURING AND OTHER RELATED CHARGES

For the three and nine month periods ended September 30, 2001, the Corporation recorded a pretax restructuring provision as follows:

                                         Three months       Nine months
                                            ended              ended
                                         September 30,     September 30,
                                         -------------     -------------
Forms and Labels                         $       2,522     $      24,854
Outsourcing                                         31             5,353
Commercial                                       3,667            23,014
Corporate Office                                   320            56,693
                                         -------------     -------------
Total                                    $       6,540     $     109,914
                                         =============     =============

MOORE CORPORATION LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(TABULAR AMOUNTS IN THOUSANDS OF U.S DOLLARS, EXCEPT PER SHARE DATA)

3.  RESTRUCTURING AND OTHER RELATED CHARGES (continued)

The restructuring provision for the three and nine months ended September 30, 2001 includes provisions related to workforce reductions of $4.5 million and $52.5 million, respectively (167 and 2,019 positions); and lease terminations, facility closings and other cash costs of $2.0 million and $57.4 million, respectively.

Over the same nine month period in 2000, the Corporation recorded a restructuring provision of $4.9 million, related to employee terminations.

The reconciliation of the restructuring liability as of September 30, 2001 is as follows:

                           December 31,        2001         Cash        Noncash     September 30,
                               2000         Provision       Paid       Write-offs        2001
                           -----------      ---------     --------     ----------   ------------
Employee terminations (1)  $     6,626      $  52,473     $(31,252)    $        -   $     27,847
Other                           29,059         57,441      (11,745)             -         74,755
Loss on disposals               10,276              -            -              -         10,276
                           -----------      ---------     --------     ----------   ------------
Total                      $    45,961      $ 109,914     $(42,997)    $        -   $    112,878
                           ===========      =========     ========     ==========   ============

(1) Of the total positions planned for elimination, 6,138 have been eliminated as of September 30, 2001.

The Corporation expects that substantially all remaining severance payments will occur within the next twelve months.

During the three and nine month periods ended September 30, 2001 the Corporation recorded additional other related pretax charges as follows:

                                         Three months ended
                                            September 30,
                         ------------------------------------------------------
                         Depreciation               Selling, General
                             and         Cost of    & Administrative
                         Amortization     Sales         Expenses         Total
                         ------------   ---------    --------------     -------

Forms and Labels         $      3,088   $       -    $            -     $ 3,088
Outsourcing                         -           -                 -           -
Commercial                          -           -                 -           -
Corporate Office                4,600           -                 -       4,600
                         ------------   ---------    --------------     -------
Total                    $      7,688   $       -    $            -     $ 7,688
                         ============   =========    ==============     =======

                                          Nine months ended
                                            September 30,
                         -------------------------------------------------------
                         Depreciation               Selling, General
                             and         Cost of    & Administrative
                         Amortization     Sales         Expenses         Total
                         ------------   ---------    --------------     --------

Forms and Labels         $      8,405   $       -    $            -     $  8,405
Outsourcing                       342           -                 -          342
Commercial                      4,312           -                 -        4,312
Corporate Office               21,500      61,209            45,622      128,331
                         ------------   ---------    --------------     --------
Total                    $     34,559   $  61,209    $       45,622     $141,390
                         ============   =========    ==============     ========

MOORE CORPORATION LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(TABULAR AMOUNTS IN THOUSANDS OF U.S DOLLARS, EXCEPT PER SHARE DATA)

3.  RESTRUCTURING AND OTHER RELATED CHARGES (continued)

Total other related charges for the nine months ended September 30, 2001 consist of: a $102.0 million charge for the partial settlement of the U.S. pension plan (curtailed as of December 31, 2000), non-cash charges of $34.6 million for asset impairments and other nonrecurring charges of $4.8 million.

4.    DISPOSITION AND ASSETS HELD FOR DISPOSITION

During the nine months ended September 30, 2001, the Corporation divested certain non-core assets including Colleagues, its European advertising agency, and an investment in common shares and secured convertible notes receivable of Vista Information Solutions, Inc. (Vista). As a result of these transactions, the Corporation received total consideration of $12.5 million and recorded a loss on disposition of $7.1 million (net of $3.9 million in taxes). Included in the Corporation's results of operations for the nine months ended September 30, 2001 and 2000 are sales of $4.0 million and $52.6 million, respectively, and loss from operations of $0.8 million and income from operations of $0.3 million respectively, from divested assets.

During the nine months ended September 30, 2001, the Corporation formalized plans to dispose of certain non-core assets within the Commercial segment. Based upon anticipated proceeds from disposition, the Corporation recorded a non-cash charge of $45.7 million (net of $2.6 million in taxes), which is included in depreciation and amortization. Net sales and operating results contributed by these assets were $57.9 million and $(47.0) million, and $53.6 million and $2.2 million for the nine months ended September 30, 2001 and 2000, respectively. In August 2001, the Corporation entered into a definitive agreement to sell these non-core assets to Minacs Worldwide Inc., contingent upon financing and regulatory approval. The transaction is expected to be completed during the fourth quarter of 2001.

5.    RECONCILIATION TO U.S. GAAP


                                                 Three months ended         Nine months ended
                                                    September 30,             September 30,
                                                 2001         2000          2001         2000
                                              ---------    ---------      ---------    ---------
Net loss as reported                          $ (12,171)   $  (7,910)     $(273,997)   $ (30,889)
U.S. GAAP Adjustments, net of taxes:
Pension expense                                    (955)       2,388        102,207        7,168
Postretirement benefits                           3,660        3,417          8,983        8,820
Capitalized software                              1,068          424          9,435         (484)
Interest expense                                     63            -            189            -
                                              ---------    ---------      ---------    ---------
Net loss as determined under U.S. GAAP        $  (8,335)   $  (1,681)     $(153,183)   $ (15,385)
                                              ---------    ---------      ---------    ---------
Loss per share:
Basic loss per share                          $   (0.09)   $   (0.02)     $   (1.73)   $   (0.17)
Diluted loss per share                        $   (0.09)   $   (0.02)     $   (1.73)   $   (0.17)
Average shares outstanding -
  basic and diluted (in thousands)               88,457       88,457         88,457       88,457

Comprehensive income (loss):
Net loss U.S. GAAP                            $  (8,335)   $  (1,681)     $(153,183)   $ (15,385)
Other comprehensive income (loss):
Cumulative translation adjustments               (1,874)      (3,713)        (6,419)      (9,496)
Reclass adjustment for losses
  included in income                                  -            -           (798)           -
Unrealized losses on
  available-for-sale securities                       -        6,372              -        4,642
                                              ---------    ---------      ---------    ---------
Total comprehensive income (loss)             $ (10,209)   $     978      $(160,400)   $ (20,239)
                                              =========    =========      =========    =========

MOORE CORPORATION LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(TABULAR AMOUNTS IN THOUSANDS OF U.S DOLLARS, EXCEPT PER SHARE DATA)

5.    RECONCILIATION TO U.S. GAAP (continued)

Balance Sheet Items:                            September 30, 2001               December 31, 2000
                                           As reported       U.S. GAAP       As reported       U.S. GAAP
                                           -----------       ---------       -----------       ---------
Net pension asset                          $  (217,283)      $(153,634)      $  (286,360)      $ (56,891)
Other assets - computer software               (97,458)        (63,468)         (127,999)        (78,412)
Postretirement benefits                        243,220         387,672           243,374         402,672
Long-term deferred tax asset                  (125,084)       (181,420)         (125,035)       (287,156)
Long-term deferred tax liability               154,409         100,387           191,121         167,238
Accounts payable and accrued liabilities       487,818         481,818           400,057         394,057
Long-term debt                                 276,211         283,793           272,465         280,808
Equity portion of subordinated
  convertible debentures                         8,343               -             8,343               -
Cumulative translation adjustments            (132,779)        (97,595)         (126,360)        (91,176)
Retained earnings (deficit)                    152,837          (7,319)          431,821         150,287

On January 1, 2001 the Corporation adopted SFAS 133, "Accounting for Derivative Instruments and Hedging Activities" for US GAAP purposes. The adoption did not have a material impact on the results of operations or financial condition of the Corporation.

6.    SEGMENT INFORMATION

During the third quarter of 2001, management of the Corporation realigned its business segments to conform with management's process for making decisions with regard to resource allocation and performance evaluation.

Three months ended
September 30, 2001                          Forms
                                          and Labels    Outsourcing    Commercial    Consolidated
                                          ----------    -----------    ----------    ------------
Total revenue                             $  279,133    $    71,801    $  163,327    $    514,261
Intersegment revenue                            (651)           (60)       (2,947)         (3,658)
Sales to customers outside the
  enterprise                                 278,482         71,741       160,380         510,603
Segment operating profit                      27,411          9,587         8,472          45,470
Nonoperating expenses                              -              -             -         (47,243)
Loss from operations                                                                       (1,773)
Depreciation and amortization                 24,499          4,198         4,490          33,187
Capital expenditures-net                       2,191          1,122             -           3,313

Nine months ended
September 30, 2001                          Forms
                                          and Labels   Outsourcing     Commercial     Consolidated
                                          ----------   -----------     ----------     ------------
Total revenue                             $  876,027   $   250,716     $  505,804     $  1,632,547
Intersegment revenue                          (1,427)         (937)       (12,858)         (15,222)
Sales to customers outside the
  enterprise                                 874,600       249,779        492,946        1,617,325
Segment operating profit (loss)               39,149        31,312        (48,080)          22,381
Nonoperating expenses                              -             -              -         (304,989)
Loss from operations                                                                      (282,608)
Segment assets                               636,788       130,395        346,795        1,113,978
Corporate assets including
  investments                                                                              504,292
Total assets                                                                             1,618,270
Depreciation and amortization                 83,334       13,254          69,345          165,933
Capital expenditures-net                       7,759       12,872           2,263           22,894

MOORE CORPORATION LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(TABULAR AMOUNTS IN THOUSANDS OF U.S DOLLARS, EXCEPT PER SHARE DATA)

6.    SEGMENT INFORMATION (continued)

Three months ended
September 30, 2000                          Forms
(Restated)                                and Labels   Outsourcing    Commercial    Consolidated
                                          ----------   -----------    ----------    ------------
Total revenue                             $  303,618   $    65,341    $  186,168    $    555,127
Intersegment revenue                               -          (454)       (4,180)         (4,634)
Sales to customers outside the
  enterprise                                 303,618        64,887       181,988         550,493
Segment operating profit                      28,437         9,651         5,342          43,430
Nonoperating expenses                              -             -             -         (35,040)
Income from operations                                                                     8,390
Depreciation and amortization                 18,400         4,204         6,652          29,256
Capital expenditures                           9,271         1,529         4,649          15,449


Nine months ended
September 30, 2000                          Forms
(Restated)                                and Labels   Outsourcing    Commercial    Consolidated
                                          ----------   -----------    ----------    ------------
Total revenue                             $  916,753   $   212,002    $  564,188    $  1,692,943
Intersegment revenue                               -          (689)      (14,491)        (15,180)
Sales to customers outside the
  enterprise                                 916,753       211,313       549,697       1,677,763
Segment operating profit                      43,433        30,598        10,658          84,689
Nonoperating expenses                              -             -             -        (100,806)
Loss from operations                                                                     (16,117)
Segment assets                               878,395        63,916       501,146       1,443,457
Corporate assets including
  Investments                                                                            388,501
Total assets                                                                           1,831,958
Depreciation and amortization                 51,734        12,626        19,336          83,696
Capital expenditures                          32,253         6,038        22,433          60,724

7.    PENDING LITIGATION

There are various lawsuits pending against or affecting the Corporation and its subsidiaries. None of these claims are expected to have a material adverse effect upon the Corporation's consolidated financial condition or results of operations.

8.    ENVIRONMENTAL MATTERS

The Corporation is subject to laws and regulations relating to the protection of the environment. The Corporation provides for expenses associated with environmental remediation obligations when such amounts are probable and can be reasonably estimated. Such accruals are adjusted as new information develops or circumstances change and are not discounted. While it is not possible to quantify with certainty the potential impact of actions regarding environmental matters, particularly remediation and other compliance efforts that the Corporation's subsidiaries may undertake in the future, in the opinion of management, compliance with the present environmental protection laws, before taking into account estimated recoveries from third parties, will not have a material adverse effect upon the results of operations or consolidated financial condition of the Corporation.

9.    DIVIDEND

On April 12, 2001 the Board of Directors unanimously approved the suspension of future dividends on all outstanding equity securities.

MOORE CORPORATION LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(TABULAR AMOUNTS IN THOUSANDS OF U.S DOLLARS, EXCEPT PER SHARE DATA)

10.      RECENTLY ISSUED ACCOUNTING STANDARDS

In July 2001, the United States Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 142 "Goodwill and Other Intangible Assets" (SFAS 142), which is effective for fiscal years beginning after December 15, 2001. SFAS No. 142 requires that the carrying value of goodwill be evaluated annually for impairment and disallows the amortization of goodwill. The standard also requires reclassification of identifiable intangibles out of previously reported goodwill. Identifiable intangibles are amortized over their estimated useful lives and will be reviewed annually for impairment in accordance with the Statement of Financial Accounting Standards No. 121 "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of".

In August 2001, the CICA issued Handbook Section 3061, Goodwill and Other Intangible Assets. The guidance of this new Section is consistent with SFAS No.
142. The Corporation is evaluating the impact of SFAS No. 142 and CICA Section 3061, but does not believe that either of these accounting standards will have a material impact upon its financial condition or results of operations.

MOORE CORPORATION LIMITED
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 2.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The Corporation operates in the printing industry with three distinct operating segments in which management assesses information on a regular basis for decision making purposes. The three segments are Forms and Labels, Outsourcing and Commercial. These segments market print and print related products and services to a geographically diverse customer base.

The following discussion includes information on a corporate wide basis and on an operating segment basis. Operating income is presented in accordance with accounting standards generally accepted in Canada. The following discussion is supplemented by a discussion of operating income before deductions for restructuring and other related charges, including the impairment of long-lived assets and pension settlement. This supplemental discussion of operating results before these charges should be read in conjunction with the Corporation's reported financial statements.

Consolidated results of operations for the three and nine months ended September 30, 2001 and 2000 are shown in the accompanying consolidated statements of operations.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001 AS COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2000

Net sales for the three months ended September 30, 2001, decreased $39.9 million or 7.2%, from the same prior year period. This decline resulted from the first quarter divestiture of the Colleagues business unit, the decision to exit certain unprofitable accounts and the devaluation of certain foreign currencies.

Income from operations decreased $10.2 million to a loss of $1.8 million, as a result of a restructuring provision for workforce reductions and lease terminations and the write-off of certain impaired assets. These charges were partially offset by improved operating results in the core businesses as the rationalization of operations and continued focus on cost containment significantly reduced selling, general and administrative expenses by $4.1 million, or 3.2%.

Net loss for the three months ended September 30, 2001, increased by $4.3 million to $12.2 million, or $(0.14) per share, primarily due to the Corporation's ongoing restructuring activities.

In order to provide a better understanding of the financial results for the three months ended September 30, 2001 and 2000, the Corporation has identified transactions that affect comparability between periods. The following items have been removed from the operating results of the affected quarters.

During the three months ended September 30, 2001, the Corporation recorded restructuring and other charges totaling $14.2 million (net of taxes), or $0.16 per diluted share. These charges include a restructuring provision of $6.5 million related to workforce reductions and lease terminations and non-cash charges related to asset impairments of $7.7 million, which are included in depreciation and amortization expense.

For the same period in 2000, the Corporation recorded restructuring and other charges of $4.3 million (net of taxes), or $.05 per diluted share. These charges include a restructuring charge of $0.4 million, related to employee terminations and the write-down of the investment in JetForm Corporation of $8.6 million, partially offset by the reversal of provisions no longer needed of $4.7 million.

All further discussions regarding the results of operations for the three months ended September 30, 2001 and 2000 will be based on the Corporation's operating results net of the above mentioned items.

MOORE CORPORATION LIMITED
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                                   Three months ended
                                                      September 30,
                                                  --------------------
                                                    2001        2000
                                                  -------      -------
                                                      (IN MILLIONS)
Net Sales:
Forms and Labels                                  $ 278.5      $ 303.6
Outsourcing                                          71.7         64.9
Commercial                                          160.4        182.0
                                                  -------      -------
                                                  $ 510.6      $ 550.5
                                                  -------      -------

Income (loss) from operations:(1)
Forms and Labels                                  $  33.6      $  30.2
Outsourcing                                           9.6          6.7
         Commercial                                  11.7          4.8
         Corporate Office                           (42.4)       (36.9)
                                                  -------      -------
                                                  $  12.5      $   4.8
                                                  -------      -------
Net income/(loss)                                 $   2.0      $  (3.6)
Net income/(loss) per share                       $  0.02      $ (0.04)


(1) Presented net of above noted items


Consolidated

Income from operations, net of the aforementioned items, increased by $7.7 million to $12.5 million from the prior year quarter, reflecting the Corporation's financial discipline and ability to aggressively control costs.

Net income for the three month period ended September 30, 2001 increased $5.6 million to $2.0 million, or $0.02 per share as compared to a net loss of $ 3.6 million or $(0.04) per share for the three month period ended September 30, 2000. Improved results reflect the continued beneficial impact of the Corporation's cost containment initiatives.

Forms and Labels

Net sales for the three month period ended September 30, 2001 decreased $25.1 million, or 8.3%, primarily due to lower volumes as a result of exiting certain unprofitable accounts and unfavorable foreign currency translations.

Operating income increased by $3.4 million to $33.6 million. The favorable variance versus the same period last year was primarily due to the continued focus on indirect overhead reduction and the elimination of investments in digital and internet strategies.

Outsourcing

Net sales for the three month period ended September 30, 2001 increased $6.8 million to $71.7 million, or 10.5%, primarily due to increased demand for our services resulting in significant new business in the Outsourcing Group.

Operating income increased by $2.9 million, or 43.3%, due to increased revenues, improved product mix and cost savings achieved through workforce reductions.

MOORE CORPORATION LIMITED
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Commercial

Net sales declined by $21.6 million or 11.9% due to the disposition of Colleagues and weak demand in non-core businesses due to the challenging economic environment.

Commercial contributed $11.7 million to consolidated operating income, a 143.7% increase due to aggressive cost containment, resulting in an $8.9 million, or 23.4% decrease in selling, general and administrative expenses.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AS COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2000

Net sales for the nine months ended September 30, 2001, decreased $60.5 million or 3.6%, primarily resulting from the divestiture of Colleagues, unfavorable foreign currency translation, exiting certain unprofitable accounts and weak demand in non-core businesses due to the challenging economic environment.

Loss from operations increased $266.5 million to a loss of $282.6 million as a result of the restructuring and other charges. These charges were partially offset by improved operating results in the core businesses.

Net loss for the nine months ended September 30, 2001, increased by $243.1 million to $274.0 million or $(3.10) per diluted share, primarily due to the Corporation's restructuring actions.

In order to provide a better understanding of the financial results for the nine months ended September 30, 2001 and 2000, the Corporation has identified transactions that affect comparability between periods. The following items have been removed from the operating results of the affected periods.

During the nine months ended September 30, 2001, the Corporation recorded restructuring and other related charges of $263.8 million (net of taxes), or $2.98 per diluted share. These charges include a restructuring provision of $109.9 million primarily related to workforce reductions and lease terminations; non-cash charges of $34.6 million that are included in depreciation and amortization related to asset impairments; executive severance of $0.9 million related to the replacement of senior executive officers; loss on disposal of non-core assets that is included in investment and other income of $7.1 million (net of $3.9 million in taxes), related to the Colleagues business unit in Europe and an investment in Vista Information Solutions, Inc.; the write-down of non-core assets held for sale is $45.7 million (net of $2.6 million in taxes); and other nonrecurring charges of $3.9 million.

The Corporation also recorded a loss of $61.7 million (net of $40.3 million in taxes), or $(0.70) per diluted share, associated with the partial settlement of the U.S. pension plan, which was curtailed as of December 31, 2000. In March 2001, the Corporation purchased approximately $600 million of annuity contracts settling approximately 70% of the outstanding obligation. The balance of the annuity contracts are expected to be purchased during the first six months of 2002, resulting in an anticipated pretax loss of approximately $15.0 million.

For the same nine month period in 2000, the Corporation recorded a restructuring provision of $2.9 million (net of $2.0 million in taxes), related to employee terminations and the writedown of the investment in JetForm Corporation of $8.6 million, which is included in investment and other income, partially offset by the reversal of provisions no longer needed of $7.3 million (net of $1.7 million in taxes).

All further discussions regarding the results of operations for the nine months ended September 30, 2001 and 2000 will be based on the Corporation's operating results net of the above mentioned items.

MOORE CORPORATION LIMITED
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                                 Nine months ended
                                                   September 30,
                                               ---------------------
                                                 2001         2000
                                               --------     --------
                                                   (IN MILLIONS)
Net Sales:
Forms and Labels                               $  874.6     $  916.8
Outsourcing                                       249.8        211.3
Commercial                                        492.9        549.7
                                               --------     --------
                                               $1,617.3     $1,677.8
                                               --------     --------

Income (loss) from operations:(1)
Forms and Labels                               $   72.4     $   46.5
         Outsourcing                               37.0         28.1
         Commercial                                27.6         10.6
         Corporate Office                        (120.0)      (105.3)
                                               --------     --------
                                               $   17.0     $  (20.1)
                                               --------     --------
Net loss                                       $  (10.2)    $  (26.6)
Net loss per share                             $  (0.12)    $  (0.30)

(1) Presented net of above noted items


Consolidated

Income from operations for the nine months ended September 30, 2001, increased by $37.1 million to $17.0 million as compared to a loss of $20.1 million, reflecting the benefit of our cost cutting initiatives including the reduction of information technology spending, the disposition of non-performing assets and the reduction of our worldwide workforce by approximately 17%. The Corporation estimates the total projected pretax savings from these restructuring actions to be approximately $100 million annually beginning in April 2001. The savings from these actions will be used to reduce debt levels, to fund future acquisitions and for other general corporate purposes. The Corporation anticipates that this will substantially complete the restructuring activity in the fourth quarter of 2001. The Corporation will continue to evaluate product lines, employee base and the existing asset base as it actively seeks opportunities to improve its cost structure. As part of this ongoing evaluation the Corporation is continuing its review of its investment in non-core assets and businesses. It is reasonably possible that carrying values of these investments could be adjusted in the near-term based upon these reviews.

Interest expense for the nine months ended September 30, 2001, increased $2.3 million or 12.4% over the same prior year period due to an increase in debt resulting from the issuance of $70.5 million subordinated convertible debentures in December 2000 and higher average cost of borrowings offset by lower borrowings under bank credit facility.

The effective income tax recovery rate was distorted by the inability to recognize future income tax benefits on current operating losses due to accumulated tax loss carryforwards.

Net loss for the nine month period ended September 30, 2001, declined $16.4 million to $10.2 million, or $(0.12) per share as compared to a net loss of $26.6 million, or $(0.30) per share for the nine month period ended September 30, 2000. Improved results reflect the immediate impact of the Corporation's strategic initiative to align its costs with its revenues and to eliminate nonessential activities.

Forms and Labels

Net sales for the nine month period ended September 30, 2001, decreased $42.2 million or 4.6%, due to the unfavorable foreign currency translation and lower volumes at the Canadian Forms and Labels business as a result of the Corporation's decision to exit certain unprofitable customer accounts.

MOORE CORPORATION LIMITED
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Operating income increased $25.9 million or 55.7% primarily due to the Corporation's decision to streamline its Forms and Labels operations including the elimination of non-customer critical positions in support of the goal to significantly reduce costs. For the nine month period ended September 30, 2001, the cost containment initiative yielded $18.5 million or 9.6% in savings of selling, general and administrative expenses, versus the same prior year period.

Outsourcing

Net sales for the nine months ended September 30, 2001, increased $38.5 million or 18.2%, due to strong volume growth resulting from increased service offerings and the benefits achieved from a sharper focus on leveraging core capabilities with existing customers.

Operating income increased by $8.9 million, or 31.7%, due to increased revenues, improved product mix and cost savings achieved through workforce reductions.

Commercial

Net sales for the nine months ended September 30, 2001, declined by $56.8 million or 10.3% due primarily to weakness in non-core businesses and the disposition of Colleagues, the European advertising business, on March 30, 2001.

Commercial contributed $27.6 million to consolidated operating income, an increase of $17.0 million from the same prior year period. This increase is primarily due to cost containment initiatives at the Corporation's research facility.

Corporate

The increase in corporate expense is primarily due to the elimination of pension income resulting from the pension settlement and additional retirement savings plan contributions, offset by a reduction in corporate overhead.

Seasonality

Results of operations for this interim period are not necessarily indicative of results for the full year. However, the Corporation's operating revenues have historically not been seasonal.

Liquidity and Capital Resources

The Corporation's primary source of liquidity is its $168 million committed credit facility. This facility matures on August 5, 2002 and is subject to a number of financial covenants. The Corporation has the intent and believes it has the ability to refinance its credit facility to the extent necessary to finance its future operations. Uncommitted bank operating lines are also maintained in a majority of the domestic markets in which the Corporation operates. These facilities amount to approximately $43.2 million at September 30, 2001. Total availability as of September 30, 2001 was approximately $209.2 million.

As of September 30, 2001 the Corporation met all of its financial covenants and the Corporation believes it has sufficient liquidity to complete the planned restructuring activities and effectively manage the financial needs of the businesses. In April 2001, the Corporation announced its decision to suspend future dividends to shareholders. In addition, the Corporation expects to receive approximately $150 million (before taxes, fees and transfers to other employee benefit plans resulting from the termination of the U.S. pension plan) within the next six to twelve months.

Net cash provided from operating activities was $95.2 million for the nine months ended September 30, 2001 compared to a net cash usage of $18.4 million for the same period last year. The change was primarily due to significant improvements in working capital, including a reduction in days sales outstanding, and better operating results in the Corporation's core businesses.

Net cash usage by investing activities for the nine months ended September 30, 2001 was $14.1 million, a decline of $27.2 million versus the nine month period ended September 30, 2000, primarily due to a substantial reduction of expenditures for information technology and property, plant and equipment.

MOORE CORPORATION LIMITED
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statement

Statements about market trends, anticipated earnings, projected cost savings and future activities in 2001 and beyond, including the anticipated completion of restructuring charges by the end of the year, the anticipated use of savings from cost reductions and anticipated amount and timing of the receipt of proceeds from the termination of the U.S. Pension Plan are forward-looking and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and are qualified in their entirety by reference to the following cautionary statements. All forward looking statements speak only as of the date hereof and are based on current expectations and involve a number of assumptions, risks and uncertainties. Changes in the following important factors, among others could cause actual results to differ materially from those expressed in the forward-looking statements: the effects of paper and other raw material price fluctuations, successful execution of cross-selling, cost containment and other key strategies, the successful negotiation, execution and integration of acquisitions, the ability to renegotiate or terminate unprofitable contacts, the ability to divest non-core businesses, the rate of migration from paper-based forms to digital formats, future growth rates in the Corporation's core businesses, the impact of currency fluctuations in the countries in which the Corporation operates, general economic and other factors beyond the Corporation's control, and other assumptions, risks and uncertainties described from time to time in the Corporation's periodic filings with securities regulators.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the normal course of business, the Corporation is exposed to interest rate risk arising from fluctuations in interest rates on its borrowings under the credit facility and other bank lines. The Chief Financial Officer is authorized to enter into interest rate conversion agreements in order to manage the interest rate risk associated with its debt. At September 30, 2001 no interest rate conversion agreements existed.

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

The Corporation is exposed to the impact of foreign currency fluctuations in certain countries in which it operates. The exposure to foreign currency movements is limited because the operational revenues and expenses of its various subsidiaries and business units are substantially in the local currency of the country in which they operate. To the extent revenues and expenses are not in the local currency of the operating unit, the Corporation enters into foreign currency forward contracts to hedge the currency risk. As of September 30, 2001 the aggregate amount of outstanding forward contracts was $18.6 million. Notional gains and losses from these foreign currency contracts were not significant at September 30, 2001. The Corporation does not use derivative financial instruments for trading purposes.

MOORE CORPORATION LIMITED
PART II - OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

  EXHIBIT #     DESCRIPTION                                            LOCATION
  ---------     -----------                                            --------
     2          Plan of acquisition, reorganization, arrangement,      None
                liquidation and succession
     3.1(a)     Articles of Amalgamation                               Previously filed
     3.1(b)     Amendment of Articles of Amalgamation                  Filed herein
     3.2        By-Laws                                                Previously filed
     4.1        Note Purchase Agreement, dated as of March 25, 1999,   Filed herein
                among Moore Corporation Limited, Moore North
                America Finance, Inc. and the Purchasers named therein
                related to U.S. $85,500,000 principal amount of 7.84%
                Senior Guaranteed Notes, Series A Due March 25, 2006
                and U.S. $114,500,000 principal amount of 8.05% Senior
                Guaranteed Notes, Series B Due March 25,2009
     4.2        Debenture Purchase Agreement, dated as of              Filed herein
                December 12, 2000 between Moore Corporation Limited
                and Chancery Lane/GSC Investors L.P.
     4.3        8.70% Subordinated Convertible Debenture due           Filed herein
                June 30, 2009 issued to Chancery Lane/GSC Investors
                L.P.
     4.4        Standstill Agreement, dated December 21, 2000 among    Filed herein
                Moore Corporation Limited, Chancery Lane/GSC
                Investors L.P. and CLGI, Inc.
     4.5        Registration Rights Agreement, dated as of             Filed herein
                December 21, 2000 between Moore Corporation
                Limited and Chancery Lane/GSC Investors L.P.
     10.1       Supplemental Executive Retirement Plan for             Filed herein
                Designated Executives - B
     10.2       Employment Agreement, dated December 11, 2000,         Filed herein
                between Moore Corporation Limited and Robert
                G. Burton
     10.3       Employment Agreement, dated as of December 11, 2000,   Filed herein
                between Moore Corporation Limited and Robert Lewis
     10.4       Employment Agreement, dated as of December 11, 2000,   Filed herein
                between Moore Corporation Limited and James Lillie
     10.5       Amended Restated Credit Agreement, dated as of         Filed herein
                August 15, 1999, among FRDK, Inc., as the Borrower,
                Moore Corporation Limited, as Parent and a Guarantor,
                Certain Subsidiaries of the Parent, named therein,
                as Subsidiary Guarantors, Certain Financial
                Institutions named therein, as the Lenders and the
                Bank of Nova Scotia, as Agent for the Lenders.

     11         Statement re: computation of per share earnings        Not applicable
     15         Letter re: unaudited interim financial information     Not applicable
     18         Letter re: change in accounting principles             Not applicable
     19         Report furnished to shareholders                       Not applicable
     24         Power of attorney                                      Not applicable
     99         Additional exhibits                                    Not applicable

(b)   Reports on Form 8-K

On July 25, 2001 the Corporation filed a Current Report on Form 8-K, dated July 25, 2001, announcing its financial results for the second quarter 2001.

MOORE CORPORATION LIMITED
PART II - OTHER INFORMATION


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Corporation has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               MOORE CORPORATION LIMITED


Date:  November 14, 2001       By: Robert B. Lewis
                               Executive Vice President, Chief Financial Officer

                               By: Mark S. Hiltwein
                               Senior Vice President, Controller
                               (Chief Accounting Officer)
--------------------------------------------------------------------------------

MOORE CORPORATION LIMITED
PART II - OTHER INFORMATION


                                  EXHIBIT INDEX

EXHIBIT #     DESCRIPTION                                              LOCATION
---------     -----------                                              --------

3.1(b)        Amendment to Articles of Amalgamation                       22
4.1           Note Purchase Agreement, dated as of March 25, 1999,        29
              among Moore Corporation Limited, Moore North
              America Finance, Inc. and the Purchasers named therein
              related to U.S. $85,500,000 principal amount of 7.84%
              Senior Guaranteed Notes, Series A Due March 25, 2006
              and U.S. $114,500,000 principal amount of 8.05% Senior
              Guaranteed Notes, Series B Due March 25,2009
4.2           Debenture Purchase Agreement, dated as of                  130
              December 12, 2000 between Moore Corporation Limited and
              Chancery Lane/GSC Investors L.P.
4.3           8.70% Subordinated Convertible Debenture due               178
              June 30, 2009 issued to Chancery Lane/GSC Investors L.P.
4.4           Standstill Agreement, dated December 21, 2000 among        206
              Moore Corporation Limited, Chancery Lane/GSC
              Investors L.P. and CLGI, Inc.
4.5           Registration Rights Agreement, dated as of                 217
              December 21, 2000 between Moore Corporation Limited and
              Chancery Lane/GSC Investors L.P.
10.1          Supplemental Executive Retirement Plan for                 251
              Designated Executives - B
10.2          Employment Agreement, dated December 11, 2000              264
              between Moore Corporation Limited and Robert G. Burton
10.3          Employment Agreement, dated as of December 11, 2000,       278
              between Moore Corporation Limited and Robert Lewis
10.4          Employment Agreement, dated as of December 11, 2000,       291
              between Moore Corporation Limited and James Lillie
10.5          Amended Restated Credit Agreement, dated as of             306
              August 15, 1999, among FRDK, Inc., as the Borrower,
              Moore Corporation Limited, as Parent and a Guarantor,
              Certain Subsidiaries of the Parent, named therein, as Subsidiary Guarantors, Certain Financial
              Institutions named therein, as the Lenders and the Bank of Nova Scotia, as Agent for the Lenders.