Form 10-K405
period 2001-12-31
MOORE CORPORATION LTD
filed 2002-03-29
CIK 67931

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001.

                         Commission file number 1-8014.


                            MOORE CORPORATION LIMITED
             (Exact name of registrant as specified in its charter)



        ONTARIO, CANADA                                 98-0154502
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
 incorporation or organization)


  ONE CANTERBURY GREEN, STAMFORD, CT                       06901
(Address of principal executive offices)                 (Zip Code)


       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (203) 406-3700

           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:
                               TITLE OF EACH CLASS
                                  Common Shares

                   NAME OF EACH EXCHANGE ON WHICH REGISTERED:
                             New York Stock Exchange
                           The Toronto Stock Exchange

           Securities registered pursuant to Section 12(g) of the Act:
                                      NONE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] YES [ ] NO


     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge in definitive proxy or information statements incorporated by reference, in Part III of this Form 10-K or any amendment to this Form 10-K. [X]


     The aggregate market value of the voting common shares without par value held by non-affiliates of the registrant as computed by reference to the closing price on the New York Stock Exchange on March 26, 2002 was $192,456,630.

     The number of common shares outstanding as of March 26, 2002 was $111,920,573.


                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Management Information Circular and Proxy Statement, dated March 13, 2002, filed with the Commission pursuant to Regulation 14A, are incorporated by reference into Part III.
================================================================================

                            MOORE CORPORATION LIMITED

                           ANNUAL REPORT OF FORM 10-K
                      FOR THE YEAR ENDED DECEMBER 31, 2001
                                TABLE OF CONTENTS


                                                                                    PAGE
                                                                                    ----
PART I

 Item 1:  Business .................................................................   1

 Item 2:  Properties ...............................................................   7

 Item 3:  Legal Proceedings ........................................................   8

 Item 4:  Submission of Matters to a Vote of Security Holders ......................   8

          Executive Officers of the Registrant .....................................   9

PART II

 Item 5:  Market for Registrant's Common Shares and Related Shareholder

            Matters ................................................................  12

 Item 6:  Selected Financial Data ..................................................  13

 Item 7:  Management's Discussion and Analysis of Results of Operations and
            Financial Condition ....................................................  14

 Item 7A: Quantitative and Qualitative Disclosures About Market Risk ...............  22

 Item 8:  Financial Statements and Supplementary Data ..............................  23

 Item 9:  Changes in and Disagreements with Accountants on Accounting and
            Financial Disclosure ...................................................  52

PART III

 Item 10: Directors and Executive Officers of the Registrant .......................  53

 Item 11: Executive Compensation ...................................................  53

 Item 12: Security Ownership of Management .........................................  53

 Item 13: Certain Relationships and Related Transactions ...........................  53

PART IV

 Item 14: Exhibits, Financial Statement Schedules and Reports on Form 8-K ..........  54

Signatures .......................................................................    55


Unless otherwise indicated, all dollar amounts in this Annual Report on Form 10-K are expressed in United States currency and all references to "Moore" or the "Corporation" in this Annual Report on Form 10-K refer to Moore Corporation Limited and its subsidiaries.

                                     PART I

ITEM 1. BUSINESS

A) GENERAL DEVELOPMENT OF BUSINESS

     Moore Corporation Limited, a corporation incorporated under the Business Corporations Act (Ontario), was established in 1882. Moore is an international leader in the management and distribution of print and digital information. Moore operates in three complementary business segments: Forms and Labels, Outsourcing and Commercial. The Forms and Labels business designs, manufactures and sells paper based and electronic business forms and labels and provides electronic print management solutions. The Outsourcing business provides high-quality, high-volume variably imaged print and mail, electronic statement and database management services. The Commercial business produces high-quality, multi-color personalized business communications and provides direct marketing services, including project, database and list management services.

     In 2001, Moore had net sales of $2,154 million and had approximately 11,500 employees worldwide. Moore has its registered office at 40 King Street West, Suite 3501, Toronto, Ontario, Canada M5H 3Y2 and its executive offices are located at One Canterbury Green, Stamford, Connecticut 06901. The Moore internet address is www.moore.com.

     In late 2000, a new management team was hired by Moore. This new management team developed a six point action plan for 2001. This plan consisted of:

     (i) hiring the best managers and employees available in the market and holding them accountable for business performance in their area of responsibility;

     (ii) developing a detailed action plan to eliminate at least $100 million from the cost structure;

     (iii) selling non-core operations to allow Moore to focus on growing its print-related assets;

     (iv) leveraging corporate purchasing and partnering with suppliers to further reduce costs and improve efficiencies;

     (v) developing a cross-selling program to drive sales growth in the three core print related businesses; and

     (vi) acquiring complementary print-related assets to expand the print offerings Moore is able to provide to its customers.

     As part of this six point plan, in 2001 Moore reduced costs by streamlining operations, controlling budgets and expenses, consolidating facilities, negotiating more competitive pricing and terms with suppliers and launching productivity initiatives. In addition, in 2001 Moore sold non-core assets or assets that were not aligned with its business strategy, including:

     o Colleagues, the United Kingdom-based advertising agency as well as an investment in an on-line real estate listing company (both in the first quarter);

     o various joint venture interests in Europe and Latin America (in the second and third quarters); and

     o Phoenix, a Detroit-based telemarketing customer relationship management business (in the third quarter).

     The last component of the plan began in December with the acquisition of Document Management Services, the print and mail operation of IBM Canada Ltd., to supplement the

Canadian Outsourcing business and create synergy opportunities within our Canadian Outsourcing operations. In addition, in January 2002, Moore acquired The Nielsen Company. Nielsen is a commercial printer with operations in Kentucky and North Carolina. Nielsen specializes in high-quality multicolor printing of collateral marketing material, consumer product and financial services marketing pieces, and various products, such as annual reports.

     As a result of these and many related activities, including terminating unprofitable customer contracts, streamlining operations, consolidating facilities and reducing headcount, the Corporation incurred $391 million of pre-tax restructuring and other non-recurring charges during 2001 across all of its principal operating segments.

     The Corporation is anticipating that further improvements will be made to its cost structure in 2002 and beyond. These improvements will come from a variety of initiatives most of which are already underway, including, global purchasing initiatives, "right-sizing" of the manufacturing facilities, waste reduction, manufacturing productivity improvements, decreasing sales and manufacturing errors, energy management, decreased spending on information technology and the elimination of an additional 1,000 positions as a result of systems improvements and the centralization of functions.


B) FINANCIAL INFORMATION ABOUT SEGMENTS


In December 2000, the Corporation changed its executive management and the Board of Directors and established a new strategic initiative that resulted in the establishment of a new operating platform during the third quarter of 2001. This realignment was made in order to segregate non-print related businesses and align core businesses to take advantage of synergies and capitalize on core competencies. The new segmentation reflects management's current structure with regard to management's process for making decisions as it relates to resource allocation and performance evaluation. During 2000, the Corporation operated in four reportable segments as follows: Moore North America, Customer Communication Services (United States), Latin America and Europe. Prior year information has been reclassified to conform to the current year presentation (see Note 19).




OPERATING SEGMENTS

IN THOUSANDS OF U.S. DOLLARS
                                              FORMS AND
                                                LABELS       OUTSOURCING     COMMERCIAL     CONSOLIDATED
                                            -------------   -------------   ------------   -------------
2001
Total revenue ...........................    $1,167,721       $341,485       $ 666,795      $2,176,001
Intersegment revenue ....................        (2,422)        (2,006)        (16,999)        (21,427)
Sales to customer outside the
 enterprise .............................     1,165,299        339,479         649,796       2,154,574
Segment operating income (loss) .........        42,743         49,508         (90,202)          2,049
Nonoperating expenses ...................                                                     (344,373)
                                                                                            ----------
Loss from operations ....................                                                     (342,324)
Segment assets ..........................       624,532        117,243         282,132       1,023,907
Corporate assets including
 investments ............................                                                      313,079
                                                                                            ----------
Total assets ............................                                                    1,336,986
Capital asset depreciation and
 amortization ...........................       110,037         19,383         109,652         239,072
Capital expenditures ....................        12,942         16,124           9,819          38,885

2000 (RESTATED)
Total revenue ...........................    $1,225,622       $297,851       $ 752,764      $2,276,237
Intersegment revenue ....................            --         (1,082)        (16,737)        (17,819)
Sales to customer outside the
 enterprise .............................     1,225,622        296,769         736,027       2,258,418
Segment operating income (loss)..........        71,917         43,126         (10,518)        104,525
Nonoperating expenses ...................                                                     (150,759)
                                                                                            ----------
Loss from operations ....................                                                      (46,234)
Segment assets ..........................       840,653        109,847         444,496       1,394,996
Corporate assets including
 investments ............................                                                      348,591
                                                                                            ----------
Total assets ............................                                                    1,743,587
Capital asset depreciation and
 amortization ...........................        83,407         19,276          48,835         151,518
Capital expenditures ....................        37,143         10,651          27,992          75,786

IN THOUSANDS OF U.S. DOLLARS
                                              FORMS AND
                                                LABELS       OUTSOURCING     COMMERCIAL     CONSOLIDATED
                                            -------------   -------------   ------------   -------------
1999 (RESTATED)
Total revenue ...........................    $1,404,739       $281,152       $ 755,081      $2,440,972
Intersegment revenue ....................            --           (735)        (15,121)        (15,856)
Sales to customer outside the
 enterprise .............................     1,404,739        280,417         739,960       2,425,116
Segment operating income (loss) .........       195,691         47,732          52,836         296,259
Nonoperating expenses ...................                                                     (154,578)
                                                                                            ----------
Income from operations ..................                                                      141,681
Segment assets ..........................       937,907        109,717         481,822       1,529,446
Corporate assets including
 investments ............................                                                      100,847
                                                                                            ----------
Total assets ............................                                                    1,630,293
Capital asset depreciation and
 amortization ...........................        50,522         19,789          31,024         101,335
Capital expenditures ....................        62,898         18,449          19,490         100,837

C) NARRATIVE DESCRIPTION OF BUSINESS

     Moore operates in three complementary business segments: Forms and Labels, Outsourcing and Commercial.

FORMS AND LABELS

     The Forms and Labels segment sells, composes, manufactures, warehouses and delivers a wide range of printed and electronic communication products. Examples of the Forms and Labels product line are:

     o   express "overnight" package labels;

     o   tax forms;

     o   "pressure seal" payroll checks;

     o   linerless labels;

     o   security documents, such as vehicle titles, certificates, and checks;

     o   airport luggage labels; and

     o   digital documents printed "on-demand."

     The Forms and Labels segment also provides value-added services to its customers. These customers range from "Fortune 500" companies to small and mid-sized companies and operate in very different industries and businesses. The Forms and Labels segment offers these diverse customers a wide range of services.

Examples of these services include:

     o   warehousing and distribution capabilities;

     o   print-on-demand (just-in-time printing);

     o   print management services; and

     o   print fulfillment and packaging services (kitting).

     Forms and Labels is a single-source supplier of a customized, "one-stop shopping" solution to meet customer's print and digital communication needs through a multi-site, state-of-the-art print, distribution, and warehousing network specifically designed to provide customized products and services.

OUTSOURCING

     Moore Business Communication Services ("BCS"), the Corporation's Outsourcing business, is a leader in the document outsourcing industry, providing high-quality customized transaction-based communications solutions for financial services, telecommunications and insurance companies in North America. BCS provides fully-integrated solutions that allow customers to reach their customers using multiple communication methods, including print, mail, email, fax, CD-ROM, Internet and wireless solutions. BCS delivers critical high-value communication documents, including daily confirmations, periodic account statements, checks, invoices, insurance policies, prepaid telephone cards, enrollment kits, privacy mailings, and year-end tax reporting statements to over 700 customers throughout North America.

     In December 2001, Moore acquired Document Management Services, the print and mail operation of IBM Canada Ltd. This acquisition expanded the Outsourcing production platform and added several major corporations to the existing base of customers under contract.

     The suite of outsourcing products and services is supported by industry-focused project managers, programmers, designers and marketing specialists who manage customer projects from conception through execution. This total project management approach is designed to enable customers to change direction as quickly as their customer and marketplace demands dictate.

COMMERCIAL

     The Commercial segment provides commercial print services (glossy annual reports and brochures), targeted direct mail services, prints highly specialized technical publications and delivers single source supply chain execution solutions. This segment serves the printing, delivery and warehouse management needs of a highly diversified customer base.

     RMS. Moore Response Marketing Services (RMS) is a leading international provider of integrated direct marketing programs. RMS helps its customers grow their businesses through highly customized, data-driven direct mail communications. Proprietary equipment allows the Corporation to produce over a billion pieces of secure, highly personalized mail every year.

     COMMERCIAL PRINT. In January 2002, the Corporation announced the acquisition of The Nielsen Company ("Nielsen"), a commercial printer. Nielsen's product line includes annual reports, brochures, catalogs, pharmaceutical inserts, as well as marketing and promotional material.

     PEAK TECHNOLOGIES, INC. Peak Technologies, Inc. ("Peak") is an international systems integrator of automatic identification and data collection
(AIDC) equipment and systems. Peak's systems integration specialists and technicians provide wireless network solutions, enterprise resource planning integration, enterprise printing, bar code scanning, and terminal and software technologies. Peak delivers a complete turnkey solution including software, hardware, consulting, project management, training, installation, testing, service and support.

     TECHNICAL PUBLICATIONS. The Publications and Directory Group provides print products and digital services for customers who produce data-intensive publications such as business-to-business catalogs, parts/price lists, phone directories, and professional/reference/trade books.

COMPETITION

     Moore competes on the basis of product quality, service and price, leveraging its strong customer relationships and its ability to provide customers with low cost "one-stop shopping" for all their print communications needs.

     Moore views cross-selling as a key component of its competitive strategy. In the fourth quarter of 2001, Moore launched a strategic corporate accounts and cross-selling initiative to drive incremental revenue and profit growth within the current customer base. This "one-stop shopping" strategy offers the array of products, services and solutions that exists within Moore to the top corporate accounts. In connection with this strategy, Moore has implemented a cross-sell infrastructure, which provides the sales organization with the resources to leverage a "one voice, multiple solutions" sales philosophy across the entire organization.

     The "one-stop shopping" offering includes an extensive array of products and services, including:

     o   forms and labels management,

     o   commercial print,

     o   publications,

     o   warehousing and distribution services,

     o   systems integration,

     o   business communications outsource management,

     o   response marketing services,

     o   corporate identity programs and

     o   e-commerce solutions.

     The environment in each business segment in which Moore operates is highly competitive. Customers are focused on cost reduction, vendor reduction and improved total cost of ownership for print communications programs. Moore encounters competition from both larger and smaller companies that offer the same or similar products and services. While Moore has a large number of competitors in each business segment, the markets in which each of its business segments operates are highly fragmented and the majority of its competitors compete with Moore in only one business segment. There are approximately 35,000 companies that provide printing services in North America. According to "Printing Impressions" an industry trade publication, in 2001, 11 of these companies had revenues over $1 billion, 66 had revenues of between $100 million and $1 billion, 287 had revenues of between $15 million and $100 million and 34,636 had revenues under $15 million.

RAW MATERIAL

     The primary raw materials required in the Corporation's operations are paper and ink. The price of paper and ink represents a significant portion of its cost of sales. Increases in price or a lack of availability of these raw materials could have a material adverse effect on Moore's financial condition and results of operations. While Moore generally passes on increases and decreases in the cost of paper and ink to its customers, these adjustments take place only at certain times during the year. Moore has reduced the number of paper and ink vendors to two in order to leverage its purchasing power and has negotiated long-term supply contracts that provide favorable price, terms, quality and service. The Corporation has not experienced any difficulties in obtaining supplies of any raw material in any recent period and it believes that the long-term supply contracts it has entered into for paper will enable it to receive adequate supplies in the event of a tight paper market, however, there can be no assurance that it will not be adversely affected by a tight paper market.

INTELLECTUAL PROPERTY

     Moore holds a significant number of patents in the United States and throughout the world, and has a large number of patent applications in process for its four key technologies. In the Forms and Labels segment, the Corporation believes that its pressure seal-related patents, linerless label-related patents and its radio frequency identification-related patents are material to the segment. The Corporation believes that its Midax variable imaging-related patents are material to its Outsourcing segment as well as to the direct mail business of the Commercial segment. The duration of the Corporation's patents ranges from between 17 and 20 years. No material patents will expire within the next five years.

     Moore also holds a large number of trademarks in the United States and throughout the world. The Moore (Registered Trademark) and Moore Logo (Registered Trademark) trademarks are material to each of the business segments. There are not any other trademarks that are material to any of the business segments.

BACKLOG

     At December 31, 2001, the backlog of firm customer orders to be handled in the next 120 days was approximately $103 million. The backlog was $129 million at December 31, 2000.

EMPLOYEES

     At December 31, 2001, the Corporation employed approximately 11,500 employees compared to approximately 16,000 at December 31, 2000. Of these, approximately 1,200 are covered by collective bargaining agreements with eight unions (four in Canada, one in Mexico, one in Venezuela and two in Brazil). These agreements expire in 2002, 2003 and 2005. There have been no significant interruptions or curtailments of the Corporation's operations in recent years due to labor disputes.

ENVIRONMENTAL REGULATIONS

     The Corporation is subject to laws and regulations relating to the protection of the environment. The Corporation maintains reserves for expenses associated with the environmental remediation obligations when such amounts are probable and can be reasonably estimated. Such accruals are adjusted as new information develops or circumstances change and are not discounted. While it is not possible to quantify with certainty the potential impact of actions regarding environmental matters, particularly remediation and other compliance efforts that the Corporation's subsidiaries may undertake in the future, in the opinion of management, compliance with present environmental protection laws, before taking into account estimated recoveries from third parties, will not have a material adverse effect upon the results of operations or consolidated financial condition of the Corporation. See also, Item 3. "Legal Proceedings" below.

CAUTIONARY STATEMENT

     This Annual Report on Form 10-K and portions of the documents incorporated herein by reference contain statements relating to the future results of Moore (including certain "anticipated", "believed", "expected", and "estimated results") and Moore's outlook (including statements as to acquisitions being accretive, continued improvement in Moore's cost structure and achievement of revenue growth from the cross-selling initiative) that are "forward-looking statements" as defined in the U.S. Private Securities Litigation Reform Act of 1995. Readers are cautioned not to place undue reliance on these forward-looking statements and any such forward-looking statements are qualified in their entirety by reference to the following cautionary statements. All forward-looking statements speak only as of the date hereof, are based on current expectations and involve a number of assumptions, risks and uncertainties that could cause the actual results to differ materially from such forward-looking statements. Factors that could cause such material differences include, without limitation, the following:

     o   dependence on key management personnel,

     o   the effect of competition,

     o the effects of paper and other raw material price fluctuations and shortages of supply,

     o successful execution of cross-selling, cost containment and other key strategies,

     o   the successful negotiation, execution and integration of acquisitions,

     o   the ability to renegotiate or terminate unprofitable contracts,

     o   the ability to divest non-core businesses,

     o   the rate of migration from paper-based forms to digital formats,

     o   future growth rates in Moore's core businesses,

     o the impact of currency fluctuations in the countries in which Moore operates,

     o   general economic and other factors beyond Moore's control and

     o other risks and uncertainties detailed from time to time in the Corporation's filings with United States and Canadian securities authorities.

D) FINANCIAL INFORMATION ABOUT GEOGRAPHIC AREAS.

GEOGRAPHIC INFORMATION

IN THOUSANDS OF U.S. DOLLARS
                                           CANADA      UNITED STATES     INTERNATIONAL     CONSOLIDATED
                                        -----------   ---------------   ---------------   -------------
2001
Sales to customers outside the
 enterprise .........................    $199,628        $1,689,954         $264,992       $2,154,574
Capital assets and goodwill .........      36,484           270,475           42,975          349,934

2000
Sales to customers outside the
 enterprise .........................    $222,311        $1,685,680         $350,427       $2,258,418
Capital assets and goodwill .........      47,110           415,763           76,756          539,629

1999
Sales to customers outside the
 enterprise .........................    $218,870        $1,831,503          374,743       $2,425,116
Capital assets and goodwill .........      42,321           473,886           99,471          615,678

ITEM 2.  PROPERTIES

     As of December 31, 2001, Moore owned or leased facilities for manufacturing, distribution and sales offices in 46 states and 19 foreign countries. Moore believes that its facilities are suitable and adequate for its business. Moore continually evaluates its facilities to ensure they are consistent with its needs and business strategy.

     A summary of material locations (over 35,000 square feet) that are owned by Moore and its subsidiaries is set forth below. Moore does not have any mortgages on the facilities that it owns.

FORMS AND LABELS

     Angola, Indiana; Brea, California; Carol Stream, Illinois; Elkridge, Maryland; Grand Island, New York; Greenwood, South Carolina; Iowa City, Iowa; Jerome, Indiana; Lewisburg, Pennsylvania; Manchester, New Hampshire; Monroe, Wisconsin; Nacogdoches, Texas; Portland, Oregon; Quakertown, Pennsylvania; Temecula, California; Visalia, California; Fergus, Ontario; Mississauga, Ontario; Oshawa, Ontario; Trenton, Ontario; Cowansville, Quebec; Winnipeg, Manitoba; Recife (Abreu Lima), Brazil; Blumenau, Brazil; Santa Rita, Brazil; Gravatai, Brazil; Osasco, Brazil; Tlalnepantia, Mexico; Mexico City, Mexico; Maracay, Venezuela; Guayana, Venezuela; San Salvador, El Salvador; and Heredia, Costa Rica.

OUTSOURCING

     Logan, Utah; Mundelein, Illinois; Thurmont, Maryland; and Mississauga, Ontario;

COMMERCIAL

     Albany, New York; DePere, Wisconsin; Green Bay, Wisconsin; and Erembodegem, Belgium.

     A summary of material locations (over 35,000 square feet) that are leased by Moore and its subsidiaries are set forth below:

FORMS AND LABELS

     Austell, Georgia; Bridgewater, Massachusetts; Cranbury, New Jersey; Earth City, Missouri; Lenexa, Kansas; Lewisville, Texas; Manchester, New Hampshire; Orlando, Florida; Perrysburg, Ohio; St. Laurent, Quebec; and San Salvador, El Salvador.

OUTSOURCING

     Windsor, Connecticut; and Mississauga, Ontario.

COMMERCIAL

     Columbia, Maryland; Lincolnshire, Illinois; San Diego, California; and Cosne, France

     In addition, the Corporation has three leased corporate office facilities in Stamford, Connecticut and Bannockburn and Libertyville, Illinois that are material facilities.

ITEM 3.  LEGAL PROCEEDINGS

     In the normal course of business, Moore is involved in various lawsuits, claims and administrative proceedings. While the outcome of these matters is subject to future resolution, management's evaluation and analysis of such matters indicates that, individually and in the aggregate, the probable ultimate resolution of such matters will not have a material effect on Moore's financial condition and results of operations.

     Moore has been identified as a Potentially Responsible Party ("PRP") at the Dover, New Hampshire Municipal Landfill, a United States Environmental Protection Agency Superfund Site. Moore has been participating with a group of approximately 26 other PRP's to fund the study of and implement remedial activities at the site. Remediation at the site has been on-going and is anticipated to continue for at least several years. The total cost of the remedial activity is estimated to be approximately $26.0 million. Moore's share is not expected to exceed $1.5 million. The Corporation believes its reserves are sufficient based on the present facts and recent tests performed at this site and will continue to monitor this exposure.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of the shareholders of the Corporation during the fourth quarter of 2001.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

       NAME         AGE                   POSITIONS HELD DURING LAST FIVE YEARS
------------------ ----- -----------------------------------------------------------------------
Mark A. Angelson   51    Non-Executive Chairman of the Board since November 2001; from
                         December 1999 through January 2002, Mr. Angelson served as the
                         Deputy Chairman of Chancery Lane Capital LLC (a private equity investment firm); and from March 1996 until March 2001, Mr.
                         Angelson served in various executive capacities at Big Flower
                         Holdings Inc., including as Deputy Chairman.

Robert G. Burton   63    President and Chief Executive Officer of the Corporation since
                         December 2000; from May 1991 to November l999, Mr. Burton was
                         Chairman, President and Chief Executive Officer of World Color
                         Press, Inc.; following World Color Press, Inc. and preceding Moore,
                         Mr. Burton was Chairman, President and Chief Executive Officer
                         of Walter Industries, Inc.

Dean E. Cherry     41    President, Commercial and Subsidiary Operations since
                         October 2001 and Executive Vice President, International and
                         Subsidiary operations from January 2001 to October 2001; from
                         August 1998 to January 2001, Mr. Cherry served as an industry consultant, private investor and director for several industry related companies; from June 1997 to August 1998, Mr. Cherry was the
                         Executive Vice President, Investor Relations and Corporate
                         Communications of World Color Press, Inc.; and from
                         January 1995 to June 1997, Mr. Cherry was the Executive Vice
                         President Operations of World Color Press, Inc.

Mark S. Hiltwein   38    Executive Vice President and Chief Financial Officer since
                         February 2002 and Senior Vice President and Controller from
                         December 2000 to February 2002; from July 2000 to
                         November 2000, Mr. Hiltwein was Senior Vice President,
                         Controller of Walter Industries, Inc.; from November 1997 to
                         July 2000, Mr. Hiltwein was the Chief Financial Officer of L.P.
                         Thebault; and prior November 1997, Mr. Hiltwien was the
                         Director, Finance of L.P. Thebault.

Robert B. Lewis    38    President, Business Communications Services since February 2002 and Executive Vice President and Chief Financial Officer from
                         December 2000 to February 2002; from April 2000 to
                         November 2000, Mr. Lewis was Executive Vice President, Chief
                         Financial Officer of Walter Industries, Inc.; from November 1997 to
                         November l999, Mr. Lewis was the Executive Vice President, Chief
                         Financial Officer of World Color Press, Inc.; and from
                         November 1996 to November 1997, Mr. Lewis was the Senior Vice
                         President Controller of World Color Press, Inc.

          NAME            AGE                 POSITIONS HELD DURING LAST FIVE YEARS
------------------------ ----- -------------------------------------------------------------------
James E. Lillie          40    Executive Vice President, Operations since December 2000; from
                               April 2000 to October 2000, Mr. Lillie was Executive Vice
                               President, Operations of Walter Industries, Inc.; from July 1998 until November 1999, Mr. Lillie was the Executive Vice President,
                               Operations and Investor Relations of World Color Press, Inc.; from
                               January 1998 to July 1998, Mr. Lillie was the Executive Vice
                               President Operations of World Color Press, Inc.; and from
                               May 1996 to April 1998, Mr. Lillie was the Senior Vice President
                               Human Resources of World Color Press, Inc.

Thomas W. Oliva          44    President, Forms and Labels since January 2001; from 1999 to
                               December 2000, Mr. Oliva was the President of Gravure Catalog
                               and Magazine Group of Quebecor World Color; from 1998 to 1999,
                               Mr. Oliva served as the President of the Catalog and Magazine
                               Group at World Color Press and was President of World Color's
                               National Sales Group from 1997 to 1998.

Thomas J. Quinlan, III   39    Executive Vice President and Treasurer since December 2000; from
                               April 2000 to September 2000, Mr. Quinlan was Executive Vice
                               President, Treasurer of Walter Industries, Inc.; from July 1998 to
                               November l999, Mr. Quinlan was the Senior Vice President,
                               Treasurer of World Color Press, Inc.; from July 1997 to July 1998,
                               Mr. Quinlan was the Vice President, Treasurer of World Color
                               Press, Inc.; and from February 1994 to July 1997, he was the
                               Assistant Treasurer of World Color Press, Inc.

Paul C. Dilworth         39    Senior Vice President, Purchasing and Logistics since March 2001;
                               from January 1999 to March 2001, Mr. Dilworth was the Vice
                               President, Group Controller for the Direct Mail Group at
                               Quebecor World Color; and from January 1997 to November 1999,
                               Mr. Dilworth was the Group Controller for the Direct Mail Group
                               at Quebecor World Color.

Jennifer O. Estabrook    41    Senior Vice President, General Counsel and Assistant Secretary
                               since November 2001 and Associate General Counsel and
                               Assistant Secretary from June 2001 to November 2001; from
                               October 2000 to May 2001, Ms. Estabrook was the Vice President,
                               General Counsel and Secretary of CTI Technology, Inc.; from
                               July 2000 to October 2000, Ms. Estabrook was the Acting Vice
                               President, General Counsel and Secretary of The Stanley Works;
                               and from December 1996 to June 2000 she was the Assistant
                               General Counsel and Assistant Secretary of The Stanley Works.

Richard T. Sansone       35    Vice President and Controller since February 2002 and Assistant
                               Controller from May 2001 to February 2002; prior to joining
                               Moore, Mr. Sansone spent 8 years at PricewaterhouseCoopers LLP most recently as Senior Audit Manager.

     NAME      AGE                POSITIONS HELD DURING LAST FIVE YEARS
------------- ----- -----------------------------------------------------------------
Robert Sell   51    Senior Vice President and Chief Information Officer from
                    February 2001; from 1998 through 2000 Mr. Sell was the Vice
                    President, CIO of Brunswick Corporation; and from 1996 to 1997
                    Mr. Sell was the Vice President, Information Technology of Coors
                    Brewing Company.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON SHARES AND RELATED SHAREHOLDER MATTERS

     There were 10,186 shareholders of record at December 31, 2001.

     The following table sets forth the high and low prices of the common shares of the Corporation on the Toronto and New York stock exchanges.

                   THE TORONTO STOCK     NEW YORK STOCK EXCHANGE
                     EXCHANGE (C$)                (US$)
                -----------------------  -----------------------
                   HIGH          LOW         HIGH        LOW
----------------------------------------------------------------
2001
4th quarter         15.30        10.88        9.50        6.90
3rd quarter         12.95         8.00        8.30        5.25
2nd quarter          9.25         5.67        5.95        3.67
1st quarter          7.70         4.55        5.19        3.06

2000
4th quarter          5.10         3.50        3.31        2.31
3rd quarter          5.15         3.35        3.43        2.31
2nd quarter          6.85         3.25        4.81        2.19
1st quarter          9.90         4.56        6.75        3.12
---------------------------------------------------------------

RECENT SALES OF UNREGISTERED SECURITIES

     On December 21, 2000, the Corporation issued $70.5 million aggregate principal amount of 8.70% subordinated convertible debentures due June 30, 2009 to Chancery Lane/GSC Investors L.P. In December 2001, the Corporation reached an agreement with Chancery Lane/GSC Investors L.P. for the conversion of the subordinated convertible debenture. Under the terms of the debenture, the debenture was convertible by Chancery Lane/GSC Investors L.P. at any time, but the Corporation did not have the right to redeem the debenture prior to December 22, 2005. On December 28, 2001, the debenture was converted into 21,692,311 common shares at the conversion price per share of $3.25 in accordance with its terms.

     As an inducement to obtain the conversion, the Corporation issued an additional 1,650,000 common shares (the "additional shares") to Greenwich Street Capital Partners II, L.P. and certain of its affiliates (collectively, "GSC Partners"), which under the terms of the agreement governing Chancery Lane/GSC Investors L.P., were entitled to all of the interest paid on the debenture and any redemption premium.

     Neither the debenture, the shares underlying the debenture nor the additional shares were registered under the Securities Act of 1933 when issued in reliance on the private placement exemption set forth in Section 4(2) of the Securities Act of 1933. The Corporation has filed a registration statement on Form S-3 under the Securities Act of 1933 relating to certain of the shares issued on conversion of the debenture in connection with a demand registration right exercised by GSC Partners.

ITEM 6. SELECTED FINANCIAL DATA

FIVE-YEAR SUMMARY
Years ended December 31,
Expressed in thousands of U.S. dollars,
except share and per share date




                                                       2001                2000
---------------------------------------------------------------------------------------------
INCOME STATISTICS
Net sales                                           $2,154,574         $2,258,418
---------------------------------------------------------------------------------------------
Income (loss) from operations                        (342,324)            (46,234)
Per dollar of sales                                     (15.9)(Cents)        (2.0)(Cents)
---------------------------------------------------------------------------------------------
Income tax expense (recovery)                         (32,192)            (17,377)
Percentage of pre-tax earnings                            8.3(Cents)         21.3%
---------------------------------------------------------------------------------------------
Net earnings (loss)                                  (358,038)            (66,372)
Per dollar of sales                                     (16.6)(Cents)        (2.9)(Cents)
Per common share                                    $   (4.21)          $   (0.75)
---------------------------------------------------------------------------------------------
Dividends                                               4,423              17,594
Per common share                                          5.0(Cents)         20.0(Cents)
Earnings retained in (losses and
 dividends funded by) the business                   (380,155)            (83,966)
---------------------------------------------------------------------------------------------
BALANCE SHEET AND OTHER STATISTICS
Current assets                                      $ 576,539           $ 690,888
Current liabilities                                   588,842             468,247
---------------------------------------------------------------------------------------------
Working capital                                       (12,303)            222,641
Ratio of current assets to current liabilities            1:1               1.5:1
---------------------------------------------------------------------------------------------
Property, plant and equipment (net)                   307,640             409,099
---------------------------------------------------------------------------------------------
Long-term debt                                        111,062             272,465
Ratio of long-term debt to equity                       0.3:1               0.4:1
---------------------------------------------------------------------------------------------
Shareholders' equity                                  321,250             624,685
Per common share                                   $     2.87          $     7.06
---------------------------------------------------------------------------------------------
Total assets                                        1,336,986           1,743,587
=============================================================================================
Average shares outstanding (in thousands)              88,648              88,457
Number of shareholders of record at year-end           10,186               4,455
Number of employees                                    12,340              16,166
---------------------------------------------------------------------------------------------




                                                       1999               1998             1997
--------------------------------------------------------------------------------------------------------------
INCOME STATISTICS
Net sales                                          $2,425,116         $2,717,702         $ 2,631,014
--------------------------------------------------------------------------------------------------------------
Income (loss) from operations                         141,681           (630,500)             49,411
Per dollar of sales                                       5.8(Cents)       (23.2)(Cents)         1.9(Cents)
--------------------------------------------------------------------------------------------------------------
Income tax expense (recovery)                          35,286            (94,330)             49,171
Percentage of pre-tax earnings                           27.4%              14.7%               47.2%
--------------------------------------------------------------------------------------------------------------
Net earnings (loss)                                    92,599           (547,866)             55,099
Per dollar of sales                                       3.8(Cents)       (20.2)(Cents)         2.1(Cents)
Per common share                                   $     1.05          $   (6.19)         $     0.59
--------------------------------------------------------------------------------------------------------------
Dividends                                              17,692             34,057              85,830
Per common share                                         20.0(Cents)        38.5(Cents)         94.0(Cents)
Earnings retained in (losses and
 dividends funded by) the business                     74,907           (581,923)            (30,731)
--------------------------------------------------------------------------------------------------------------
BALANCE SHEET AND OTHER STATISTICS
Current assets                                     $  750,860          $ 894,343          $  965,078
Current liabilities                                   622,464            941,034             790,454
--------------------------------------------------------------------------------------------------------------
Working capital                                       128,396            (46,691)            174,624
Ratio of current assets to current liabilities          1.2:1                1:1               1.2:1
--------------------------------------------------------------------------------------------------------------
Property, plant and equipment (net)                   458,808            466,198             635,770
--------------------------------------------------------------------------------------------------------------
Long-term debt                                        201,686              4,841              49,109
Ratio of long-term debt to equity                       0.3:1                0:1                 0:1
--------------------------------------------------------------------------------------------------------------
Shareholders' equity                                  672,674            610,145           1,185,612
Per common share                                   $     7.60         $     6.90          $    13.40
--------------------------------------------------------------------------------------------------------------
Total assets                                        1,630,293          1,726,135           2,174,572
==============================================================================================================
Average shares outstanding (in thousands)              88,457             88,456              93,200
Number of shareholders of record at year-end            5,074              5,506               6,482
Number of employees                                    15,812             17,135              20,084
--------------------------------------------------------------------------------------------------------------

SELECTED FINANCIAL DATA REQUIRED
BY AND ADJUSTED FOR U.S. GAAP

YEARS ENDED DECEMBER 31,
Expressed in thousands of U.S. dollars,
except share and per share data

                                                        2001             2000           1999
------------------------------------------------------------------------------------------------
INCOME STATISTICS
Income (loss) from operations                         $ (162,845)    $   (11,438)     $ 91,578
Net earnings (loss)                                   $ (269,964)    $   (45,304)     $ 72,884
Income tax expenses (recovery)                        $   49,822     $    (3,649)     $  4,898
Percentage of pre-tax earnings                              22.8%            7.8%          6.2%
Per common share, basic and diluted                   $    (3.05)    $     (0.51)     $   0.82
Earnings retained in (losses and dividends
 funded by) the business                              $ (274,387)    $   (62,898)     $ 55,192
------------------------------------------------------------------------------------------------
BALANCE SHEET AND OTHER STATISTICS
Current assets                                        $  576,539     $   690,888
Current liabilities                                   $  587,541     $   462,247
--------------------------------------------------------------------------------
Working capital                                       $  (11,002)    $   228,641
Ratio of current assets to current liabilities               1:1           1.5:1
--------------------------------------------------------------------------------
Long-term debt                                        $  111,062     $   280,808
Ratio of long-term debt to equity                          0.7:1           0.8:1
--------------------------------------------------------------------------------
Shareholders' equity                                  $  167,666     $   369,992
Per common share                                      $     1.50     $      4.18
--------------------------------------------------------------------------------
Total assets                                          $1,291,719     $ 1,542,888
================================================================================

QUARTERLY FINANCIAL INFORMATION (UNAUDITED)
Expressed in thousands of U.S. dollars,
except share and per share data

                                                  2001                                                2000
---------------------------------------------------------------------------------------------------------------------------------
                               FOURTH       THIRD        SECOND         FIRST        Fourth       Third      Second       First
                              QUARTER     QUARTER       QUARTER       QUARTER       Quarter     Quarter     Quarter     Quarter
---------------------------------------------------------------------------------------------------------------------------------
Net sales                  $  537,249    $ 510,603    $ 532,526    $  574,196     $ 580,655    $550,493    $ 550,406   $576,864
Cost of sales                 373,008      349,864      368,757       460,932       410,828     384,817      393,362    409,518
Income (loss)
 from operations              (59,716)      (1,773)     (51,521)     (229,314)      (30,117)      8,390      (15,293)    (9,214)
Net earnings (loss)           (84,041)     (12,171)     (60,366)     (201,460)      (35,483)     (7,910)     (14,094)    (8,885)
Per common share           $    (1.11)   $   (0.14)   $   (0.68)   $    (2.28)    $   (0.40)   $  (0.09)   $   (0.16)  $  (0.10)
---------------------------------------------------------------------------------------------------------------------------------
Net earnings (loss)
 based on United States
 generally accepted
 accounting principle
 (Note 24)                 $ (116,781)   $  (8,335)   $ (53,211)   $  (91,637)    $ (29,919)   $ (1,681)   $  (7,606)  $ (6,098)
Per common
 share - basic             $    (1.32)   $   (0.09)   $   (0.60)   $    (1.04)    $   (0.34)   $  (0.02)   $   (0.08)  $  (0.07)
Per common
 share - diluted           $    (1.32)   $   (0.09)   $   (0.60)   $    (1.04)    $   (0.34)   $  (0.02)   $   (0.08)  $  (0.07)
---------------------------------------------------------------------------------------------------------------------------------

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

THIS SECTION PROVIDES A REVIEW OF THE FINANCIAL PERFORMANCE OF MOORE CORPORATION LIMITED DURING THE THREE YEARS ENDED DECEMBER 31, 2001. THE ANALYSIS IS BASED ON THE CONSOLIDATED FINANCIAL STATEMENTS THAT ARE PRESENTED IN ITEM 8 BELOW, PREPARED IN ACCORDANCE WITH GENERALLY ACCEPTED ACCOUNTING PRINCIPLES (GAAP) IN CANADA. DIFFERENCES FROM GAAP IN THE UNITED STATES ARE DISCLOSED IN NOTE 24. WHERE APPROPRIATE, COMPARATIVE FIGURES HAVE BEEN RECLASSIFIED TO CONFORM TO THE CURRENT PRESENTATION IN THE CORPORATION'S CONSOLIDATED FINANCIAL STATEMENTS.

RESULTS OF OPERATIONS

     The Corporation operates in the printing industry with three distinct business segments based on the way management assesses information on a regular basis for decision-making purposes. The three segments are Forms and Labels, Outsourcing and Commercial. These segments market print and print related products and services to a geographically diverse customer base.

     The following discussion includes the results of operations on a consolidated and operating segment basis. The financial statements are presented in accordance with accounting principles generally accepted in Canada. The following discussion is also supplemented by a discussion of operating income of each of the business segments before deductions for restructuring and other non-recurring charges, including the impairment of long-lived assets and pension settlement. This supplemental discussion of operating results before these charges should be read in conjunction with the Corporation's audited consolidated financial statements included herein.

CONSOLIDATED

2001 COMPARED TO 2000

     Net sales decreased by $103.8 million, a decrease of 4.6%, primarily resulting from the divestitures of the Colleagues (the Corporation's European advertising agency) and Phoenix business units, the decision to exit certain unprofitable accounts, the devaluation of certain foreign currencies and weak demand in non-core businesses due to the challenging economic environment.

     Cost of goods sold increased as a percent of sales for 2001 to 72.1% versus 70.8% in 2000. The increase is primarily attributable to competitive pricing pressures, $6.6 million of non-cash write-offs of obsolete inventory related to abandoned product lines and a $61.2 million cost of sales charge related to the partial settlement of the U.S. pension plan associated with plant production employees.

     Selling, general and administrative costs as a percent of sales for 2001 were 26.7% versus 25.6% in 2000. Several one-time items have significantly affected this category, primarily charges related to the partial settlement of the U.S. pension plan related to non-plant production employees of $35.4 million, accounts receivable write-offs of $4.6 million and professional fees associated with the partial redemption of the senior guaranteed notes of $1.0 million. The Corporation anticipates improvement in these costs as each segment continues to address cost structure and improve business processes.

     Depreciation and amortization increased by $87.6 million, or 57.8%, due to the write-down of goodwill of non-core businesses of $76.8 million, as well as impairment of certain assets no longer in use.

     Loss from operations increased $296.1 million to a loss of $342.3 million as a result of the $391.2 million in restructuring and other non-recurring charges. The Corporation projects a pre-tax savings from these restructuring actions to be approximately $100 million annually. These charges were partially offset by improved operating results in the Forms and Labels and Outsourcing businesses, of $71.2 million.

     Interest expense for the year ended December 31, 2001, increased $1.1 million or 4.3% over the same prior year period, primarily due to an increase in debt resulting from the issuance of $70.5 million subordinated convertible debentures in December 2000, partially offset by lower borrowings under the Corporation's bank credit facility.

     Included in the loss before taxes and minority interest, is a non-cash charge of $10.4 million, which represents accelerated amortization of the deferred issuance costs on the $70.5 million subordinated convertible debentures which were converted during the fourth quarter of 2001.

     The decrease in the 2001 effective tax recovery rate from 2000 was primarily attributable to the inability to currently recognize future income tax benefits on certain current operating losses and the write-down of goodwill relating to non-core businesses.

     Net loss available to common shareholders for the year ended December 31, 2001, increased by $306.9 million to $373.3 million or $(4.21) per diluted share, primarily due to the Corporation's restructuring actions. Included in the loss available to common shareholders was approximately $15.5 million, which primarily represents the fair value at December 28, 2001 of the 1,650,000 shares given to the Class A limited partners of the partnership that owned the $70.5 million subordinated convertible debentures as inducement for early conversion.

2000 COMPARED TO 1999

     Net sales in 2000 of $2,258.4 million decreased by $166.7 million, or 6.9% compared to 1999 net sales of $2,425.1 million. The sales decline was primarily due to divestitures, net volume decreases, and the impact of currency devaluation partly offset by the full consolidation of the operations of Quality Color Press. The volume decrease was the result of an increasingly competitive, technologically evolving environment, in a flat market.

     Cost of sales was 70.8% of consolidated net sales in 2000 compared to 68.7% in 1999. Included in cost of sales was $21.2 million and $23.2 million of research and development costs for 2000 and 1999, respectively.

     Selling, general and administrative costs in 2000 decreased to $578.6 million from $585.3 million in 1999. The ratio of selling, general and administrative costs to sales in 2000 increased to 25.6% compared to 24.1% in 1999.

     A net restructuring reversal of $24.0 million was recorded in 2000 compared to a reversal of $68.4 million in 1999, due to provisions no longer required.

     Depreciation and amortization of $151.5 million in 2000 increased by $50.2 million versus 1999. This increase was primarily due to the partial write-down of $20.9 million of goodwill relating to a European subsidiary, the commencement in 2000 of amortization of the ERP asset amounting to $26.8 million, and the write-off of a component of the ERP asset of $13.8 million.

     Loss from operations in 2000 was $46.2 million compared to operating income in 1999 of $141.7 million. The decline was primarily attributed to Forms and Labels operating income in 2000 of $71.9 million compared to operating income in 1999 of $195.7 million.

     The 2000 effective tax rate of 21.3% represents a recovery of income taxes compared to the 1999 provision for income taxes of 27.4%.

     The net loss for 2000 was $66.4 million, a loss per share of $0.75 compared with 1999 net income of $92.6 million and $1.05 earnings per share for the reasons discussed above.

RESTRUCTURING AND OTHER NON-RECURRING CHARGES

     The following table summarizes restructuring and other non-recurring charges recorded by the Corporation for the year ended December 31, 2001.




IN MILLIONS OF U.S. DOLLARS
-----------------------------------------------------------
Workforce reduction                              $  77.0
Lease terminations and other facility costs         65.5
Reserve reversal                                   (12.8)
Assets and goodwill impairment                     131.4
Pension settlement, net                             96.6
Debt conversion and extinguishment                  12.6
Inventory write-off                                  6.6
Asset dispositions and investments, net              4.9
Accounts receivable write-off                        4.6
Other, primarily legal costs                         4.8
-----------------------------------------------------------
                                                 $ 391.2
===========================================================

     For the year ended December 31, 2001, the Corporation recorded pre-tax restructuring and other non-recurring charges of $391.2 million (see Note 16 to Consolidated Financial Statements). These charges include a net restructuring provision of $129.7 million primarily related to workforce reductions and lease terminations; non-cash charges of $131.4 million that are included in depreciation and amortization related to the write-down of goodwill of non-core businesses and asset impairments; non-cash charges for inventory and accounts receivable, relating to exiting certain non-core businesses, of

$11.2 million included in cost of sales and selling, general and administrative costs; loss on disposal of non-core assets that were included in investment and other income of $4.9 million; other non-recurring charges of $12.6 million related to the early redemption of $100 million of private placement notes and the conversion of the $70.5 million subordinated convertible debentures; and other non-recurring cash charges of $4.8 million, included in selling, general and administrative costs; partially offset by a $12.8 million reversal of restructuring reserves related to the 1998 restructuring program that are no longer required due to favorable settlements.

     The Corporation also recorded a net charge of $96.6 million in 2001 associated with the partial settlement of the U.S. pension plan, which was curtailed as of December 31, 2000. In March 2001, the Corporation purchased approximately $600 million of annuity contracts settling approximately 70% of the outstanding obligation. The balances of the annuity contracts are expected to be purchased during the first six months of 2002, resulting in an anticipated pre-tax loss of approximately $15 million.

     Also, included in the 2001 restructuring charge is $48.0 million related to lease termination costs associated with the Corporation's obligation for its office facility in Bannockburn, Illinois. This charge is based upon management's estimates and assumptions at the time the charge was recorded. Actual results could vary based upon market conditions and the Corporation's ability to sublease the aforementioned property. Any potential recovery or additional charge may affect amounts reported in the consolidated financial statements of future periods.

     For the year ended December 31, 2000, the Corporation recorded a pre-tax non-recurring charge of $20.9 million related to the reversal of restructuring and other provisions no longer needed of $31.0 million, a gain on the curtailment of its U.S. pension plan of $6.6 million, and other non-recurring costs of $11.8 million. These benefits were partially offset by non-cash charges of $34.7 million that are included in depreciation and amortization related to the write-down of a non-core asset held for disposal, the impairment of a component of the Enterprise Resource Planning Software System ("ERP") and a loss on disposal of the investment in JetForm Corporation of $8.5 million and the write-down of a permanently impaired investment of $3.5 million.

     The following table and management discussion summarizes the operating results of the Corporation's business segments and corporate overhead expenses excluding the impact of restructuring and other non-recurring charges previously discussed.


FOR THE YEARS ENDED DECEMBER 31,                      NET SALES                                  OPERATING INCOME
IN MILLIONS OF U.S. DOLLARS              2001             2000            1999           2001           2000           1999
------------------------------------------------------------------------------------------------------------------------------
Forms and Labels                     $   1,165.3      $  1,225.7      $  1,404.7      $   109.5       $   50.2      $  145.3
Outsourcing                                339.5           296.8           280.4           54.3           40.0          41.6
Commercial                                 649.8           735.9           740.0           31.4            6.6          48.3
Corporate                                     --              --              --        ( 162.9)        (134.1)       (144.5)
------------------------------------------------------------------------------------------------------------------------------
Total                                $   2,154.6      $  2,258.4      $  2,425.1      $    32.3       $  (37.3)     $   90.7
==============================================================================================================================

FORMS AND LABELS

2001 COMPARED TO 2000

     Net sales decreased $60.4 million, or 4.9%, due to foreign currency devaluation of $28.5 million and lower volumes at the Canadian Forms and Labels business as a result of the Corporation's decision to exit certain unprofitable customer accounts.

     Net sales declined in North America by $37.6 million, or 3.6%, due to the decision to exit certain unprofitable accounts and lower volumes. In Latin America, sales declined by $22.8 million, or 12.6%, primarily due to the devaluation of the Brazilian real.

     Operating income increased $59.3 million, or 118.1%, primarily due to the Corporation's decision to streamline its Forms and Labels operations including the elimination of non-customer critical positions in support of the goal to significantly reduce costs. Cost of goods sold as a percent of sales improved during

2001 to 67.3% from 69.2% in 2000, due to waste reduction programs, reduced headcount, the initial impact of purchasing synergies and exiting of certain lower margin customer contracts. Selling, general and administrative expenses decreased $40.0 million or 14.9%, also as an immediate result of the cost containment efforts initiated during 2001.

2000 COMPARED TO 1999

     Net sales decreased $179.0 million, or 12.7%, due to the decision to exit low margin customer accounts, and the drop in volume from financial sector customers, as well as the impact of increased Year 2000 purchases by customers in 1999. In 2000, net sales for Latin America increased by $20.3 million, or 12.6%. The increase in net sales was derived primarily from higher volumes in Brazil.

     Operating income decreased by $95.1 million, or 65.5%, compared to 1999. The fixed cost element of the businesses in the United States remained relatively consistent despite significantly reduced volumes. In Canada, a shift in product mix to outsourced product contributed to lower margins. Earnings were also affected by the investments required to launch various digital and Internet strategies for the forms business, and the continued incremental costs related to maintaining redundant computer systems as the Corporation implemented an ERP system. Latin America contributed about $9.5 million to operating income in 2000, a $6.4 million or 209% increase from 1999. The increase is the result of higher sales volume and cost containment on selling, general and administrative expenses.

OUTSOURCING

2001 COMPARED TO 2000

     Net sales increased $42.7 million, or 14.4%, due to strong volume growth of 11.3% resulting from increased service offerings and the benefits achieved from a sharper focus on leveraging core capabilities with existing customers.

     Operating income increased by $14.3 million, or 35.8%, due to increased revenues, improved gross margins and cost savings achieved through workforce reductions. Selling, general and administrative costs remained almost flat despite incremental costs associated with increased sales volume due to cost reduction initiatives implemented throughout the year.

2000 COMPARED TO 1999

     Net sales increased by $16.4 million, or 5.8%, compared to 1999, primarily due to new product and service offerings. Despite the revenue increase in 2000, operating income was slightly affected by the investments required to create new product line ventures and to reposition existing product and service offerings. During 2000, operating income decreased by $1.6 million or 3.8%, to $40.0 million.

COMMERCIAL

2001 COMPARED TO 2000

     Net sales declined by $86.1 million, or 11.7%, primarily due to a $55.6 million decline in revenues as a result of the divestiture of Colleagues, a $21.7 million revenue decline in non-core businesses and $8.8 million decline in revenues related to the disposition of Phoenix.

     Commercial contributed $31.4 million to consolidated operating income in 2001, a 375.8% increase due to aggressive cost containment, which included a $33.4 million or 20.6% decrease in selling, general and administrative expenses.

2000 COMPARED TO 1999

     Net sales decreased by $4.1 million, due to the loss of sweepstakes mailing volumes in Response Marketing Services ("RMS") following the enactment of the Deceptive Mail Prevention and Enforcement Act in effect since April 2000. The RMS unit was able to obtain other monthly mail programs, which partially offset the loss of the sweepstakes business. The Phoenix group achieved volume growth by obtaining new customer business and expanding services and solutions to existing customer base. Also, during 2000, the operating results of Quality Color Press were fully consolidated, adding $20.5 million of net sales. These increases were offset by a $41.1 million decrease in European subsidiaries due to the loss of some major accounts.

     Operating income decreased $41.7 million, or 86.3%, to $6.6 million in 2000. This is due to incremental costs associated with maintaining redundant information systems, pricing pressures in the RMS business and in Europe, and severance and termination costs incurred to downsize the infrastructure.

CORPORATE

2001 COMPARED TO 2000

     The increase in corporate expense is primarily due to the reduction of pension income resulting from the pension settlement and additional retirement savings plan contributions, offset by a reduction in corporate overhead.

2000 COMPARED TO 1999

     The decrease in corporate expense is due to reversal of provisions for incentive plans that were no longer needed and reduction of overhead.

LIQUIDITY AND CAPITAL RESOURCES

In addition to its cash generated from operations, the Corporation has a $168 million committed revolving term facility that matures on August 5, 2002 and is subject to a number of financial covenants that are calculated on a quarterly basis including, but not limited to, tests of net worth, leverage and interest coverage. At December 31, 2001, $15 million was drawn down under the facility versus nil at December 31, 2000. The Corporation is currently negotiating a new credit facility, and expects to enter into a new facility by the end of the second quarter of 2002; however, the Corporation cannot give any assurance that it will be able to obtain a new credit facility. The Corporation also maintains uncommitted bank operating lines in the majority of the domestic markets in which it operates. These lines of credit are maintained to cover temporary cash shortfalls. These uncommitted facilities amount to available credit of $43.2 million at December 31, 2001, which may be terminated at any time at the Corporation's option. The Corporation has $17.3 million in outstanding letters of credit at December 31, 2001. Total availability at December 31, 2001 was approximately $196 million. In addition, the Corporation expects to receive within the next six to twelve months approximately $150 million before taxes, fees and transfers to other employee benefit plans from the termination of the U.S. pension plan.


     An additional source of liquidity at December 31, 2001 was the Corporation's short-term investments in the amount of $64 million, which primarily consist of certificate and term deposits, treasury bills and bank notes. These investments are with financial institutions of sound credit rating and are highly liquid as the majority mature within one to seven days and are classified as "Cash and cash equivalents".

     The following table represents contractual obligations of the Corporation at December 31, 2001:

                                                                        PAYMENTS DUE BY PERIOD
                                                                                  2--3        4--5        5 YEARS
IN THOUSANDS OF U.S. DOLLARS                           TOTAL        1 YEAR       YEARS        YEARS      THEREAFTER
-------------------------------------------------------------------------------------------------------------------
Long-term debt                                       $102,694      $ 1,325      $   996     $43,123       $57,250
Short-term debt                                        16,307       16,307           --          --            --
Capital lease obligations                              10,095        1,727        3,667       4,701            --
Operating leases                                      129,590       31,108       40,768      22,946        34,768
Workforce reductions                                   41,955       38,439        3,516          --            --
Facility closing and other restructuring related
 costs                                                  9,330        4,319        3,500       1,511            --
-------------------------------------------------------------------------------------------------------------------
Total Contractual Cash Obligations                   $309,971      $93,225      $52,447     $72,281       $92,018
===================================================================================================================

     The senior guaranteed notes and revolving term credit facility agreements include certain debt covenants calculated on a quarterly basis including, but not limited to, tests of net worth, leverage and interest coverage. For the years ended December 31, 2001 and 2000, the Corporation was in compliance with all debt covenants. The Corporation believes it has sufficient liquidity to complete the planned restructuring activities and effectively manage the financial needs of its businesses into the foreseeable future.

     Net cash resources (cash and short-term securities less bank indebtedness) of $28.7 million at December 31, 2001 represents a $21.6 million increase, or 303.3%, as compared to $7.1 million at December 31, 2000.

     Net cash provided from operating activities was $136.3 million for 2001 compared to $34.7 million in 2000. The change was primarily due to significant improvements in working capital resulting from improved cash collections, overall inventory and accounts payable management and better operating results in the Corporation's core businesses.

     Net cash usage by investing activities for 2001 was $21.1 million, a decline of $35.1 million, primarily due to proceeds from the sale of investments and other assets, the reduction of capital spending, partially offset by the acquisition of a business in the Outsourcing segment of $14.6 million.

     Net cash used in financing activities was $93.1 million, an increase of $95.2 million, primarily due to the $100 million redemption of the Corporation's senior guaranteed notes in December of 2001. Dividends paid decreased by $8.8 million as the Board of Directors approved the suspension of future dividends on its outstanding common shares during the second quarter of 2001.

     The Corporation recorded non-cash transactions associated with the conversion of its $70.5 million subordinated convertible debentures held by Chancery Lane/GSC Investors, L.P., and the related inducement. See Note 23 of the accompanying notes to the consolidated financial statements. Certain officers of the Corporation and members of the Board of Directors were investors in Chancery Lane/GSC Investors, L.P.

COST INITIATIVE

     The Corporation continuously evaluates ways to reduce its cost structure, and improve the productivity of its operations. Future cost reduction initiatives may include the reorganization of operations or the consolidation of manufacturing facilities. Implementing such initiatives may result in future charges, which may be substantial.

CONVERSION TO THE EUROPEAN MONETARY UNION ("EURO")

     Certain of the Corporation's subsidiaries conduct business in some of the countries that have adopted the Euro as their currency. The conversion to the Euro is not expected to have a material effect on the Corporation's results of operations, cash flows or financial condition.

YEAR 2000

     The Corporation established a plan to address the impact of Year 2000 on its information technology systems and processes, including those involved in providing services to its customers, and treated the Year 2000 issue as a business priority. The cost for the entire Year 2000 program was forecasted at $42 million, which was funded through normal operations. Expenditures totaled $42.7 million with $17.4 million charged to 1999 earnings and $25.3 million charged to 1998 earnings.

RECENTLY ISSUED ACCOUNTING STANDARDS NOT YET IMPLEMENTED

     Management's discussion and analysis of the impact of Canadian and United States accounting standards issued, but not yet implemented, is contained in
Note 25 to the consolidated financial statements.

CRITICAL ACCOUNTING POLICIES

     The Corporation's significant accounting policies are more fully described in Note 1 to the consolidated financial statements. Certain accounting policies require the application of significant judgment by management in selecting the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. These judgements are based on historical experience, terms of existing contracts, observance of trends in the industry, information provided by customers and information available from other outside sources, as appropriate. The Corporation's significant accounting policies include:

REVENUE RECOGNITION

     The Corporation typically recognizes revenue for the majority of its products upon shipment to the customer and the transfer of title. Services revenue is recognized as the services are provided. Under contracts with certain customers, custom forms may be stored by the Corporation for future delivery. In these situations, the Corporation receives a logistics and warehouse management fee for the services it provides. In these cases, delivery and billing schedules are outlined in the contracts and product revenue is recognized when manufacturing is complete, title transfers to the customer, the order is invoiced and there is reasonable assurance as to collectability. Since the majority of products are customized, product returns are not significant; however, the Corporation accrues for the estimated amount of customer credits at the time of sale.

ACCOUNTS RECEIVABLE

     The Corporation maintains an allowance for doubtful accounts, which is reviewed at least quarterly for estimated losses resulting from the inability of its customers to make required payments for its product and services. Additional allowances may be necessary in the future if the ability of its customers to pay deteriorates.

PENSION

     Pension assets and liabilities are determined on an actuarial basis and are affected by the estimated market value of plan assets; estimates of the expected return on plan assets and discount rates. Actual changes in the fair market value of plan assets and differences between the actual return on plan assets and the expected return on plan assets will affect the amount of pension expense ultimately recognized. Postretirement benefits other than pension liability are also determined on an actuarial basis and are affected by assumptions including the discount rate and expected trends in health care costs. Changes in the discount rate and differences between actual and expected health care cost will affect the recorded amount of postretirement benefits expense.

TAXES

     The Corporation has recorded a valuation allowance to reduce its deferred tax assets based on an evaluation of the amount of deferred tax assets that management believes are more likely than not to be ultimately realized in the foreseeable future. An adjustment to income could be required in the future if the Corporation determines it would be able to realize additional deferred tax assets in excess of the net recorded amount or it would not be able to realize all or part of its net deferred tax assets.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

MARKET RISK DISCLOSURE

     The risks inherent in the Corporation's market risk sensitive instruments and positions is summarized as: the potential loss arising from adverse changes in interest rates, credit worthiness, foreign currency exchange rates and certain commodity prices.

INTEREST RATES

     The Corporation is exposed to interest rate risk arising from fluctuations in interest rates on its borrowings under its credit facilities. This exposure at year-end was nominal, as floating rate debt was less than 15% of total debt outstanding. The Corporation is also exposed to price risk in respect of its fixed rate debt instruments. See Note 9 of the accompanying notes to the consolidated financial statements.

CREDIT RISK

     The Corporation is exposed to credit risk on accounts receivable balances. This risk is limited due to the Corporation's large, diverse customer base, dispersed over various geographic regions and industrial sectors. The Corporation maintains provisions for potential credit losses, and any such losses to date have been within the Corporation's expectations.

FOREIGN CURRENCY

     The Corporation is exposed to the impact of foreign currency fluctuations in certain countries in which it operates. The exposure to foreign currency movements is limited because the operating revenues and expenses of its various subsidiaries and business units are substantially in the local currency of the country in which they operate. To the extent revenues and expenses are not in the local currency of the operating unit, the Corporation enters into foreign currency forward contracts to hedge the currency risk. As of December 31, 2001, the aggregate amount of outstanding forward contracts was $13.7 million. Notional gains and losses from these foreign currency contracts were not significant at December 31, 2001. The Corporation does not use derivative financial instruments for trading or speculative purposes.

     The Corporation assessed market risk based on changes in interest rates and foreign currency rates utilizing a sensitivity analysis that measures the potential loss in earnings, fair values and cash flows based on a 10% hypothetical change in prevailing interest and foreign currency rates. Using this sensitivity analysis, the Corporation is determined such changes would not have a material effect on earnings, fair values and cash flows.

COMMODITIES

     The primary raw materials used by the Corporation are paper and ink. The cost of paper and ink represents a significant portion of costs of sales. Increases in price or a lack of availability of supply of these raw materials could have a material adverse effect on the financial condition and results of operations. The Corporation uses its significant purchasing volume to negotiate long-term supply contracts that give favorable prices, terms, quality and service. While the Corporation believes that these long-term contracts will enable the Corporation to receive adequate supplies of paper in the event of a tight paper supply, there can be no assurance in this regard.

     To reduce price risk caused by market fluctuations, the Corporation has incorporated price adjustment clauses in certain sales contracts. The Corporation does not think it is practicable to measure the impact of a hypothetical 10% change in the price of paper and other raw materials on its earnings and cash flows. Such a change would not have a significant effect on the Corporation since these costs are generally passed through to its customers.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED BALANCE SHEETS

DECEMBER 31,
IN THOUSANDS OF U.S. DOLLARS                                              2001            2000
--------------------------------------------------------------------------------------------------
ASSETS
Current Assets
 Cash and cash equivalents                                            $   84,855      $   36,538
 Accounts receivable, less allowance for doubtful accounts of
   $22,057 (2000 -- $15,274)                                             336,153         407,304
 Inventories (Note 3)                                                    128,421         154,484
 Prepaid expenses                                                         13,544          22,683
 Deferred income taxes (Note 17)                                          13,566          69,879
--------------------------------------------------------------------------------------------------
 Total Current Assets                                                    576,539         690,888
==================================================================================================
 Property, plant and equipment -- net (Note 4)                           307,640         409,099
 Investments (Note 5)                                                     32,204          33,650
 Prepaid pension cost (Note 13)                                          215,752         312,180
 Goodwill -- net (Note 6)                                                 42,294         130,530
 Deferred income taxes (Note 17)                                          47,651           8,949
 Other assets (Note 7)                                                   114,906         158,291
--------------------------------------------------------------------------------------------------
 Total Assets                                                         $1,336,986      $1,743,587
==================================================================================================
LIABILITIES
 Current Liabilities
 Bank indebtedness                                                    $   56,181      $   29,428
 Accounts payable and accrued liabilities (Note 8)                       486,626         400,057
 Short-term debt (Note 9)                                                 18,034           2,709
 Dividends payable                                                            --           4,423
 Income taxes                                                             27,677          31,168
 Deferred income taxes (Note 17)                                             324             462
--------------------------------------------------------------------------------------------------
 Total Current Liabilities                                               588,842         468,247
==================================================================================================
 Long-term debt (Note 9)                                                 111,062         272,465
 Postretirement benefits (Note 14)                                       239,664         243,374
 Deferred income taxes (Note 17)                                          13,705          66,282
 Other liabilities (Note 10)                                              51,263          57,289
 Minority interest                                                        11,200          11,245
--------------------------------------------------------------------------------------------------
 Total Liabilities                                                     1,015,736       1,118,902
--------------------------------------------------------------------------------------------------
SHAREHOLDERS' EQUITY
 Share capital (Note 11)                                                 397,761         310,881
   Authorized:
   Unlimited number of preference (none outstanding for 2001 and
    2000) and common shares without par value
   Issued:
   111,803,651 common shares -- 2001
   88,456,940 common shares -- 2000
 Equity portion of subordinated convertible debentures                        --           8,343
 Retained earnings                                                        51,666         431,821
 Cumulative translation adjustments (Note 12)                           (128,177)       (126,360)
--------------------------------------------------------------------------------------------------
Total Shareholders' Equity                                               321,250         624,685
==================================================================================================
Total Liabilities and Shareholders' Equity                            $1,336,986      $1,743,587
==================================================================================================

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF OPERATIONS

YEARS ENDED DECEMBER 31,
IN THOUSANDS OF U.S. DOLLARS, EXCEPT SHARE AND PER SHARE DATA          2001            2000            1999
---------------------------------------------------------------------------------------------------------------
Net sales                                                          $2,154,574      $2,258,418      $2,425,116
---------------------------------------------------------------------------------------------------------------
Cost of sales                                                       1,552,561       1,598,525       1,665,194
Selling, general and administrative expenses                          575,586         578,642         585,316
Provision for (recovery of) restructuring costs -- net                129,679         (24,033)        (68,410)
Depreciation and amortization, includes impairment
 charges of $131,393 (2000 -- $36,621 and 1999 -- $676)               239,072         151,518         101,335
---------------------------------------------------------------------------------------------------------------
                                                                    2,496,898       2,304,652       2,283,435
---------------------------------------------------------------------------------------------------------------
Income (loss) from operations                                        (342,324)        (46,234)        141,681
Investment and other income (expense)                                  (9,047)         (9,797)         11,113
Interest expense                                                       26,653          25,561          24,184
Debt settlement expense                                                10,396              --              --
---------------------------------------------------------------------------------------------------------------
Earnings (loss) before taxes and minority interests                  (388,420)        (81,592)        128,610
Income tax expense (recovery)                                         (32,192)        (17,377)         35,286
Minority interest                                                       1,810           2,157             725
---------------------------------------------------------------------------------------------------------------
 Net earnings (loss)                                               $ (358,038)     $  (66,372)     $   92,599
Distribution to certain convertible debenture holders
 (Note 9)                                                              15,345              --              --
---------------------------------------------------------------------------------------------------------------
Net earnings (loss) available to common shareholders               $ (373,383)     $  (66,372)     $   92,599
Net earnings (loss) per common share:
 Basic                                                             $    (4.21)     $    (0.75)     $     1.05
 Diluted                                                                (4.21)          (0.75)           1.04
Average shares outstanding (in thousands):
 Basic                                                                 88,648          88,457          88,457
 Diluted                                                               88,648          88,457          88,763
===============================================================================================================

CONSOLIDATED STATEMENTS OF RETAINED EARNINGS


YEARS ENDED DECEMBER 31,
IN THOUSANDS OF U.S. DOLLARS                             2001           2000          1999
---------------------------------------------------------------------------------------------
Balance at beginning of the year, as reported         $  431,821     $ 480,049     $405,142
Change in accounting policy:
 Income taxes                                                 --         2,443           --
 Employee future benefits                                     --        33,295           --
---------------------------------------------------------------------------------------------
Balance at beginning of the year, as restated            431,821       515,787      405,142
Net earnings (loss)                                     (358,038)      (66,372)      92,599
---------------------------------------------------------------------------------------------
                                                          73,783       449,415      497,741
Subordinated convertible debentures                       17,694            --           --
 Dividends 5(Cents) per share (20(Cents)
   in 2000 and 1999)                                       4,423        17,594       17,692
---------------------------------------------------------------------------------------------
Balance at end of year                                $   51,666     $ 431,821     $480,049
=============================================================================================

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31,
IN THOUSANDS OF U.S. DOLLARS                                 2001             2000           1999
-----------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net earnings (loss)                                      $  (358,038)     $  (66,372)     $   92,599
Items not affecting cash resources:
 Depreciation and amortization (a)                           239,072         152,546         102,943
 Net loss on sale of other assets                              5,032              --              --
 Net loss on write-off and sale of investments                    --          11,974              --
 Gain on sale of business                                         --              --          (7,269)
 Deferred income taxes                                       (36,487)        (22,267)         16,552
 Pension settlement -- net                                    96,605              --              --
 Restructuring provision, net of cash paid                    81,756         (29,028)        (68,410)
 Convertible debt issue costs                                 10,396              --              --
 Other                                                         4,269          12,367         (12,987)
 Changes in working capital other than cash
   resources:
 Accounts receivable -- net                                   44,684          69,780           2,003
 Inventories                                                  21,037          24,181          (2,016)
 Accounts payable and accrued liabilities                     28,545        (129,994)        (45,549)
 Income taxes                                                 (3,033)          8,601           9,772
Other                                                          2,491           2,902          (2,521)
-----------------------------------------------------------------------------------------------------
Net cash provided by operating activities                    136,329          34,690          85,117
-----------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES
Property, plant and equipment -- net                         (36,280)        (36,913)        (84,436)
Long-term receivables                                         (3,489)            527          (1,538)
Acquisition of businesses                                    (14,565)         (3,351)         (8,077)
Proceeds from sale of investment and other assets             38,495          13,178          18,143
Software expenditures                                         (6,517)        (28,795)        (57,035)
Deferred charges                                                 751          (2,891)         (2,134)
Other                                                            459           2,049         (11,494)
-----------------------------------------------------------------------------------------------------
Net cash used by investing activities                        (21,146)        (56,196)       (146,571)
-----------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES
Dividends paid                                                (8,846)        (17,594)        (17,692)
Net change in short-term debt                                 15,325         (37,431)       (216,257)
Proceeds from issuance of long-term debt                       7,963           6,003         200,985
Payments on long-term debt                                  (104,166)         (1,776)         (4,100)
Issuance (conversion) of subordinated convertible
 debentures                                                   (1,600)         58,660              --
Other                                                         (1,744)         (5,753)         (5,313)
-----------------------------------------------------------------------------------------------------
Net cash (used) provided by financing activities             (93,068)          2,109         (42,377)
-----------------------------------------------------------------------------------------------------
Effect of exchange rate on cash                                 (551)          1,414          (2,047)
Increase (decrease) in cash resources                         21,564         (17,983)       (105,878)
Cash and cash equivalents at beginning of year (b)             7,110          25,093         130,971
Cash and cash equivalents at end of year (b)             $    28,674      $    7,110      $   25,093
-----------------------------------------------------------------------------------------------------
Supplemental disclosure of cash flows information
Interest paid                                            $    26,594      $   25,288      $   20,169
-----------------------------------------------------------------------------------------------------
Income taxes paid (refunded)                                   3,425           5,314         (29,426)
-----------------------------------------------------------------------------------------------------

(a)        Includes depreciation that has been classified in cost of sales.

(b) Cash and cash equivalents are defined as cash and short-term securities less bank indebtedness.


See Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31,
In thousands of U.S. dollars, except share and per share data

1. SUMMARY OF ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

     Moore Corporation Limited is incorporated under the laws of the Province of Ontario. The consolidated financial statements, which are prepared in accordance with Canadian generally accepted accounting principles, include the accounts of Moore Corporation Limited and its subsidiaries. Entities that are not controlled and which the Corporation has significant influence over are accounted for under the equity method. All other investments are accounted for on the cost basis. All intercompany transactions have been eliminated. Comparative figures have been reclassified where appropriate to conform to the current presentation. Significant differences between United States and Canadian GAAP are discussed in Note 24.

REVENUE RECOGNITION

     The Corporation typically recognizes revenue for the majority of its products upon shipment to the customer and the transfer of title. Services revenue is recognized as the services are provided. Under contracts with certain customers, custom forms may be stored by the Corporation for future delivery. In these situations, the Corporation receives a logistics and warehouse management fee for the services they provide. In these cases, delivery and billing schedules are outlined in the contracts and product revenue is recognized when manufacturing is complete, title transfers to the customer, the order is invoiced and there is reasonable assurance as to collectability. Since the majority of products are customized, product returns are not significant; however, the Corporation accrues for the estimated amount of customer credits at the time of sale.

TRANSLATION OF FOREIGN CURRENCIES

     The consolidated financial statements are expressed in United States dollars because a significant part of the net assets and earnings are located or originate in the United States. Except for the foreign currency financial statements of subsidiaries in countries with highly inflationary economies, Canadian and other foreign currency financial statements have been translated into United States dollars on the following bases: all assets and liabilities at the year-end exchange rates; income and expenses at average exchange rates during the year.

     Net unrealized exchange adjustments arising on translation of foreign currency financial statements are charged or credited directly to shareholders' equity and shown as cumulative translation adjustments. Realized exchange losses or gains are included in earnings. In 2001 a loss of $2,936 is included in investment and other income. Amounts included in investment and other income for 2000 and 1999 were not material.

     The foreign currency financial statements of subsidiaries in countries with highly inflationary economies are translated into United States dollars using the temporal method whereby monetary items are translated at current rates of exchange, and non-monetary items are translated at historical rates of exchange. The only highly inflationary economy in which the Corporation operates is Venezuela.

FINANCIAL INSTRUMENTS

     The Corporation enters into forward exchange contracts to manage exposures resulting from foreign exchange fluctuations in the ordinary course of business. The contracts are normally for terms of less than one year and are used as hedges of foreign denominated revenue streams, costs and loans. The unrealized gains and losses on outstanding contracts are offset against the gains and losses of the hedged item.

     Short-term securities consist of investment grade, highly liquid instruments of highly rated governments, financial institutions and corporations.

     Unless disclosed otherwise in the notes to the consolidated financial statements, the estimated fair value of financial assets and liabilities approximates carrying value.

CASH AND CASH EQUIVALENTS

     Cash and cash equivalents consist of highly liquid investments with a purchased maturity of three months or less.

INVENTORIES

     Inventories of raw materials and work-in-process are valued at the lower of cost and replacement cost and inventories of finished goods at the lower of cost and net realizable value. In the United States, the cost of the principal raw material inventories and the raw material content of work-in-process and finished goods inventories is determined on the last-in, first-out basis. The cost of all other inventories is determined on the first-in, first-out basis.

PROPERTY, PLANT AND EQUIPMENT AND DEPRECIATION

     Property, plant and equipment are stated at historical cost. Depreciation is provided on a basis that will amortize the cost of depreciable assets over their estimated useful lives using the straight-line method. All costs for repairs and maintenance are expensed as incurred.

     The estimated useful lives of buildings range from 20 to 50 years and of machinery and equipment from 3 to 17 years.

     Gains or losses on the disposal of property, plant and equipment are included in investment and other income, and the cost and accumulated depreciation related to these assets are removed from the accounts.

GOODWILL AND LONG-LIVED ASSETS

     The estimated useful life of goodwill arising from acquisitions is determined based on the particular circumstances of each investment. Goodwill, existing prior to July 1, 2001, is amortized on a straight-line basis over its estimated useful life, not to exceed 40 years. On a regular basis, the Corporation reviews the valuation and amortization of goodwill and long-lived assets. Whenever events or changes in circumstances indicate the carrying value of goodwill and long-lived assets may not be recoverable, the Corporation compares expected future undiscounted cash flows to be generated by the asset or related business to the carrying value. If the carrying value exceeds the sum of the future undiscounted cash flows, the asset would be adjusted to its net recoverable amount and an impairment loss would be charged to operations in the period identified. (See Note 25 "Pending Accounting Standards.")

AMORTIZATION OF DEFERRED CHARGES

     Deferred charges include certain costs to acquire and develop internal-use computer software, which is amortized over its estimated useful life using the straight-line method, up to a maximum of seven years.

     Deferred debt issue costs are amortized over the term of the related debt using the effective interest rate method.

INCOME TAXES

     The Corporation applies the liability method of tax allocation for accounting for income taxes. Under the liability method, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the substantively enacted tax rates and laws that will be in effect when the differences are expected to reverse. The effect of a change in income tax rates on deferred income tax liabilities and assets is recognized in income in the period that the change occurs.

     No provision has been made for taxes on undistributed earnings of subsidiaries not currently available for paying dividends as such earnings have been reinvested in the business.

STOCK-BASED COMPENSATION

     The Corporation has stock-based compensation plans as described in Note
11. The Corporation accounts for stock options using the intrinsic value method. No compensation expense in 2001 or 2000 is recognized as the options have an exercise price equal to the fair market value at dates of grant.

USE OF ESTIMATES

     The preparation of consolidated financial statements in conformity with Canadian generally accepted accounting principles requires management to make estimates and assumptions that affect the reported assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from these estimates. Estimates are used when accounting for items and matters including but not limited to allowance for uncollectible accounts receivable, inventory obsolescence, amortization, asset valuations, employee benefits, taxes, restructuring and other provisions and contingencies.

2. CHANGES IN ACCOUNTING POLICIES

CICA SECTION 3500 EARNINGS PER SHARE

     Effective January 1, 2001, the Corporation adopted the recommendations of the Canadian Institute of Chartered Accountants' (CICA) Handbook Section 3500, Earnings Per Share. The standard requires the disclosure of the calculation of basic and diluted earnings per share and the use of the treasury stock method for calculating the dilutive impact of stock options. The impact on prior reported amounts was not material.

CICA SECTION 3461 EMPLOYEE FUTURE BENEFITS

     Effective January 1, 2000, the Corporation adopted the recommendations of the Canadian Institute of Chartered Accountants' (CICA) Handbook Section 3461, Employee Future Benefits. Under past Canadian standards, the Corporation recognized the cost of postretirement benefits other than pensions as an expense when paid. The new standard requires that the expected costs of the employees' postretirement benefits be expensed during the years that the employees render services to the Corporation. In addition, the new standard changes the accounting for recognition of involuntary termination benefits. For accrual purposes, the new standard requires that benefit arrangements be communicated to employees in sufficient detail to enable them to determine the type and the amount of benefits they will receive when their employment is terminated.

     The new standard was applied retroactively without restatement of prior year financial statements. Opening retained earnings at January 1, 2000 has been increased by $64,000 for the portion of this new standard that relates to the recognition of involuntary termination benefits. The cumulative effect of this change, as of January 1, 2000, resulted in the following increases:


------------------------------------------------------------------------------
Assets                                                                $231,946
Liabilities                                                            198,651
------------------------------------------------------------------------------
Opening retained earnings                                             $ 33,295
==============================================================================

CICA SECTION 3465 ACCOUNTING FOR INCOME TAXES

     Effective January 1, 2000, the Corporation adopted the new recommendations of the CICA with respect to accounting for income taxes. This represented a change from the deferral method of tax allocation to the liability method of tax allocation.

     The new standard was applied retroactively without restatement of prior year financial statements. The cumulative effect of the change as of January 1, 2000 resulted in the following increases:

--------------------------------------------------------------------------------
Current deferred tax assets                                              $ 7,704
Long-term deferred tax assets                                             62,138
Current deferred tax liabilities                                             672
Long-term deferred tax liabilities                                        66,727
--------------------------------------------------------------------------------
Opening retained earnings                                                $ 2,443
================================================================================

3. INVENTORIES

                                                             2001         2000
--------------------------------------------------------------------------------
Raw materials                                              $ 39,452     $ 43,010
Work-in-process                                              10,048       14,612
Finished goods                                               75,149       93,441
Other                                                         3,772        3,421
--------------------------------------------------------------------------------
                                                           $128,421     $154,484
================================================================================

     The current cost of these inventories exceeds the last-in, first-out cost by approximately $17,152 at December 31, 2001 (2000 -- $16,593).


4. PROPERTY, PLANT AND EQUIPMENT

                                                            2001           2000
--------------------------------------------------------------------------------
Land                                                    $   9,973      $  13,521
Building                                                  162,660        185,518
Machinery and equipment                                   857,452        932,879
--------------------------------------------------------------------------------
                                                        1,030,085      1,131,918
Less: Accumulated depreciation                            722,445        722,819
--------------------------------------------------------------------------------
                                                        $ 307,640      $ 409,099
================================================================================

     Depreciation expense for the year was $108,436 (2000 -- $84,355; 1999 -- $88,154).

     During 2001, the Corporation wrote off assets that were permanently impaired amounting to $28,549, compared to $1,904 in 2000, which were included in depreciation and amortization (see Note 16).

5. INVESTMENTS

                                                                2001        2000
--------------------------------------------------------------------------------
Investments:
 Equity basis                                                $ 1,201     $ 2,412
 Cost basis                                                    4,200          --
 Long-term bonds                                              26,803      22,256
 Other investments                                                --       8,982
--------------------------------------------------------------------------------
                                                             $32,204     $33,650
================================================================================

     In 2000, the Corporation made a decision to sell its investment in JetForm Corporation Inc. ("JetForm"), and concurrently took an impairment charge on its investment in JetForm and subsequently divested its entire holdings of
2.4 million shares, resulting in a loss of $8,474. The

Corporation also made the decision to sell its Vista Information Systems, Inc. ("Vista") investment, and concurrently recorded a $3,500 charge for impairment against its investment in common shares and secured convertible notes receivable of Vista based on a decline in the fair value of the underlying securities.

6. GOODWILL

                                                            2001          2000
--------------------------------------------------------------------------------
Goodwill                                                  $412,281      $411,821
Less: Accumulated amortization                             369,987       281,291
--------------------------------------------------------------------------------
                                                          $ 42,294      $130,530
================================================================================

     During 2001 and 2000, the Corporation recorded charges of $76,808 and $20,965, respectively, included in depreciation and amortization, for permanent impairment of goodwill related to dispositions and assets held for disposition (see Note 15). The impairment resulted from a significant sales decline, customer turnover and the decision to hold certain assets for sale.


7. OTHER ASSETS

                                                             2001          2000
--------------------------------------------------------------------------------
Computer software -- net                                   $ 89,763     $127,999
Deposit and other receivables                                 2,361        3,801
Deferred debt issue costs                                        --       11,848
Purchase of assets                                           14,565           --
Other                                                         8,217       14,643
--------------------------------------------------------------------------------
                                                           $114,906     $158,291
================================================================================

     In 2001 and 2000, the Corporation recorded charges of $26,036 and $13,752, respectively, included in depreciation and amortization, for the write-off of certain computer software costs, primarily related to a component of its ERP system, which will not be deployed. Further decisions may be made in the future to change other deployment plans or processes, which could result in additional impairments in the carrying value of the ERP asset.

8. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

                                                             2001          2000
--------------------------------------------------------------------------------
Trade accounts payable                                     $ 89,840     $115,030
Other payables                                               59,363       73,073
--------------------------------------------------------------------------------
                                                            149,203      188,103
--------------------------------------------------------------------------------
Payroll costs                                                63,896       38,323
Employee benefit costs                                       19,037       20,863
Restructuring liabilities                                   126,673       45,961
Other                                                       127,817      106,807
--------------------------------------------------------------------------------
                                                           $486,626     $400,057
================================================================================

9. DEBT

                                                                         2001         2000
---------------------------------------------------------------------------------------------
Senior guaranteed notes:
 Series A, 7.84%, maturing March 25, 2006                              $ 42,750     $ 85,500
 Series B, 8.05%, maturing March 25, 2009                                57,250      114,500
Subordinated convertible debentures, 8.7%, maturing June 30, 2009            --       62,157
Revolving term credit facility                                           15,000           --
Other debt, including capitalized leases                                 14,096       13,017
---------------------------------------------------------------------------------------------
                                                                        129,096      275,174
Current portion of debt                                                  18,034        2,709
---------------------------------------------------------------------------------------------
Long-term debt                                                         $111,062     $272,465
=============================================================================================

     On December 27, 2001, the Corporation redeemed $100,000 of the senior guaranteed notes. The remaining senior notes bear interest payable semi-annually, and have an estimated fair value of $87,600.

     On August 5, 1999, the Corporation entered into a $168,000 committed revolving term facility with a group of nine banks. The facility matures on August 5, 2002 and bears interest at a variable rate based on the utilization and the leverage ratio of the Corporation. The weighted average interest rate during 2001 was 6.7% (2000 -- 7.9%). The Corporation is negotiating to replace this credit facility and believes it has the ability to successfully renegotiate a credit facility by the end of the second quarter of 2002. The Corporation believes that it has the necessary liquidity available to fund all of the Corporation's current financial operations.

     On December 28, 2001, the $70.5 million subordinated convertible debentures held by Chancery Lane/GSC Investors L.P. (the "Partnership") were converted into 21,692,311 common shares. The Corporation issued 1,650,000 additional common shares ("additional shares") as an inducement to the Partnership's Class A limited partners to convert prior to December 22, 2005, the date the Corporation could have redeemed the debentures. The right to receive the additional shares was assigned by the Partnership to its Class A limited partners. Under the terms of the partnership agreement, the Class A limited partners were entitled to all the interest paid on the subordinated convertible debentures. As part of the inducement agreement, the Corporation has also agreed to make a payment in cash if the 20 day weighted average trading price of the common shares on the New York Stock Exchange ("NYSE") at December 31, 2002 is less than $8.00. The amount payable, if any, would be the difference between $14,000 and the market value at December 31, 2002 of the additional shares issued, provided the maximum amount payable by the Corporation shall not exceed the value of 3,000,000 of its common shares at such date. In addition, if at December 31, 2003 the 20 day weighted average trading price of the common shares on the NYSE is less than $10.83, the Corporation must make a payment equal to the lesser of $9,000 and the value of 6,000,000 of its common shares at such date. The $9,000 payment may be reduced under certain circumstances. At the option of the Corporation, these payments may be made in common shares, subject to regulatory approval. To the extent that stock or cash is paid, it will be recorded as a charge to retained earnings. Certain officers of the Corporation, including the President and Chief Executive Officer and members of the Board of Directors were investors in the Partnership.

     For financial reporting purposes, the subordinated convertible debentures had a liability component and an equity component. The liability component was classified as long-term debt, representing the present value of interest and principal payments discounted at a rate of interest applicable to a debt only instrument of comparable term and risk. The equity component at December 28, 2001 was $8,343 representing the value of the conversion option, calculated as the difference between the proceeds and liability component.

     Upon conversion, the Corporation allocated the consideration given to extinguish the subordinated convertible debentures to the liability and equity components based on fair values on the date of conversion, which approximated their carrying value. As such, no gain or loss was recorded. The inducement payment of the additional shares issued was allocated to the equity component and, accordingly, charged to retained earnings. Professional fees of $1,600 incurred for the conversion were also charged to retained earnings.

     Deferred issue costs of $10,396 (previously included in other assets) relating to the subordinated convertible debentures were charged to earnings upon extinguishment.

     Other long-term debt, including capital leases of $12,789 (2000 -- $2,549), bears interest at rates ranging from 3.1% to 14.2% and matures on various dates through 2011. The weighted average interest rate on other long-term debt is 9.5% (2000 -- 7.0%). Loans to subsidiaries amounting to $4,000 (2000 -- $8,580), are payable in currencies other than United States dollars.

     The senior guaranteed notes and revolving term credit facility agreements include certain debt covenants calculated on a quarterly basis including, but not limited to, tests of net worth, leverage and interest coverage. For the years ended December 31, 2001 and 2000, the Corporation was in compliance with all debt covenants. The Corporation had $17,300 in outstanding letters of credit at December 31, 2001.

     The net book value of assets subject to liens approximates $27,485 (2000 -- $23,200). The liens are primarily mortgages against property, plant and equipment and other current assets.

     Payments required on long-term debt (excluding capital lease obligations) are as follows: 2002 -- $1,325; 2003 -- $850; 2004 -- $146; 2005 -- $373, and
2006 -- $42,750, and thereafter -- $57,250.

10. OTHER LIABILITIES

                                                             2001         2000
--------------------------------------------------------------------------------
Unfunded pension obligations                               $ 27,728      $25,820
Long-term supply agreement                                   16,934       24,028
Other                                                         6,601        7,441
--------------------------------------------------------------------------------
                                                           $ 51,263      $57,289
================================================================================

     During 2000, the Corporation entered into a long-term supply agreement with a vendor for the purchase of certain materials. Proceeds received on the agreement have been deferred and are being amortized over a period of five years (the term of the agreement). Included in accounts payable and accrued liabilities at December 31, 2001 is $6,918 (2000 -- $7,200) representing the current portion of the supply agreement.


11. SHARE CAPITAL

     The Corporation's articles of incorporation provide that its authorized share capital be divided into an unlimited number of common shares and an unlimited number of preference shares, issuable in one or more series.


CHANGES IN THE ISSUED COMMON SHARE CAPITAL           SHARES ISSUED       AMOUNT
--------------------------------------------------------------------------------
Balance, December 31, 1998, 1999 and 2000              88,456,940      $310,881
Conversion of subordinated convertible debentures      21,692,311        71,506
Inducement for convertible debentures                   1,650,000        15,345
Exercise of stock options                                   4,400            29
--------------------------------------------------------------------------------
Balance, December 31, 2001                            111,803,651      $397,761
================================================================================

     The Corporation has a long-term incentive program under which stock options and restricted stock awards may be granted to certain key employees. At December 31, 2001, there were 877,500 common shares available for grants (2000 -- 171,700; 1999 -- 880,400). Stock options have an exercise price equal to the fair market value at dates of grant. Options granted generally vest at 20% or 25% per year from the date of grant. Upon retirement, all options become vested. Options granted prior to 1999 are eligible for exercise for five years after the date of retirement. Options granted after 1998 are eligible for exercise for one year after the date of retirement. The options expire not more than 10 years from the date granted. There are no restricted stock awards outstanding.

     In 1999 the Corporation incurred a charge of $3,056 related to certain senior executive long-term incentive plans. For 2001 and 2000, no expense was required under these plans. In 1999, the Corporation also recorded a charge of $3,095 related to certain stock based compensation awards. For 2001 and 2000, no expense was required under these plans.

     On December 11, 2000, the Board of Directors approved the creation of Series 1 Preference Shares. Each Series 1 Preference Share will be non-voting and will entitle the holder to a non-cumulative preferential annual dividend of CDN $0.001 and to receive any dividend paid on a common share. In the event of liquidation, dissolution or winding-up of the Corporation, a holder of a Series 1 Preference Share will be entitled to receive a preferential amount of CDN $0.001, together with all dividends declared and unpaid thereon. Thereafter, the Series 1 Preference Shares and common shares rank equally with each other on a share-for-share basis. Stock options to acquire 1,580,000 Series 1 Preference Shares were issued on December 11, 2000 and vest at 25% per annum.

     A summary of the Corporation's stock option activity for the three years ended December 31, 2001 is presented below (in Canadian currency):

AT DECEMBER 31,                           2001                          2000                         1999
---------------------------------------------------------------------------------------------------------------------
                                                 WEIGHTED                     WEIGHTED                      WEIGHTED
                                                  AVERAGE                      AVERAGE                      AVERAGE
                                                 EXERCISE                     EXERCISE                      EXERCISE
                                   SHARES          PRICE         SHARES         PRICE         SHARES         PRICE
---------------------------------------------------------------------------------------------------------------------
COMMON SHARES
Options outstanding at
 beginning of year                6,509,686      $  16.46      6,352,486      $  18.73      5,281,686      $  27.88
Options granted                   1,790,833         13.43      1,068,000          4.10      1,789,500         11.47
Options forfeited                (1,933,950)        16.40       (910,800)        17.81       (364,700)        22.53
Options exercised                    (4,400)         7.54             --            --             --            --
Options cancelled                        --            --             --            --       (241,800)        25.41
Options expired                          --            --             --            --       (112,200)        34.88
---------------------------------------------------------------------------------------------------------------------
Options outstanding at
 year-end                         6,362,169      $  15.63      6,509,686      $  16.46      6,352,486      $  18.73
---------------------------------------------------------------------------------------------------------------------
Options exercisable at
 year-end                         2,832,715      $  18.86      3,383,646      $  19.84      1,600,093      $  23.82
---------------------------------------------------------------------------------------------------------------------
SERIES 1 PREFERENCE SHARES
Options outstanding at
 beginning of year                1,580,000      $   3.65             --      $     --             --      $     --
---------------------------------------------------------------------------------------------------------------------
Options granted                          --            --      1,580,000          3.65             --      $     --
---------------------------------------------------------------------------------------------------------------------
Options outstanding at
 year-end                         1,580,000      $   3.65      1,580,000      $   3.65             --      $     --
---------------------------------------------------------------------------------------------------------------------
Options exercisable at
 year-end                           395,000      $   3.65             --      $     --             --      $     --
---------------------------------------------------------------------------------------------------------------------

     The following tables summarize information about stock options outstanding at December 31, 2001 (in Canadian currency):




                                              OPTIONS OUTSTANDING                                  OPTIONS EXERCISABLE
                         -------------------------------------------------------------- ------------------------------------------
                                NUMBER           WEIGHTED-AVERAGE
        RNAGE OF            OUTSTANDING AT    REMAINING CONTRACTUAL   WEIGHTED-AVERAGE   NUMBER EXERCISABLE AT   WEIGHTED-AVERAGE
     EXERCISE PRICES      DECEMBER 31, 2001        LIFE (YEARS)        EXERCISE PRICE      DECEMBER 31, 2001      EXERCISE PRICE
---------------------------------------------------------------------------------------------------------------------------------
COMMON SHARES
$3 to 8                         913,233                 8.9               $  4.26                186,225            $  3.90
$9 to 15                      2,668,856                 9.0                 13.40                605,555              12.53
$16 to 23                     1,779,700                 6.3                 18.63              1,148,675              18.68
$24 to 30                     1,000,380                 4.5                 26.65                892,260              26.50
---------------------------------------------------------------------------------------------------------------------------------
                              6,362,169                 7.5               $ 15.63              2,832,715            $ 18.86
---------------------------------------------------------------------------------------------------------------------------------
SERIES 1 PREFERENCE
 SHARES
$3.65                         1,580,000                 9.0               $  3.65                395,000            $  3.65
=================================================================================================================================

12. CUMULATIVE TRANSLATION ADJUSTMENTS


                                                              2001             2000             1999
---------------------------------------------------------------------------------------------------------
Balance at beginning of year                              $  (126,360)      $ (118,256)      $ (105,878)
Currency translation                                           (2,461)          (8,104)         (12,378)
Amounts recognized on sale or liquidation of foreign
 operations                                                       644               --               --
---------------------------------------------------------------------------------------------------------
Balance at end of year                                    $  (128,177)      $ (126,360)      $ (118,256)
=========================================================================================================

13. RETIREMENT PROGRAMS

DEFINED BENEFIT PENSION PLANS

     In 2000, the Corporation changed its measurement date from December 31 to November 30. The effect of this change was not significant. The following data is based upon reports from independent consulting actuaries as at November 30 for 2001 and 2000, and December 31 for 1999:


                                                        UNITED STATES                              CANADA
-------------------------------------------------------------------------------------------------------------------------
                                                2001         2000          1999         2001         2000        1999
-------------------------------------------------------------------------------------------------------------------------
FUNDED STATUS
Actuarial present value of:
Projected benefit obligation at
 beginning of year                          $   657,678   $ 685,753        636,409    $ 82,202    $ 79,889    $  68,085
Service cost                                         20      13,287         11,965       3,169       3,076        2,331
Interest cost                                    23,107      52,658         50,343       5,523       5,761        5,644
Amendments                                           --      16,000          1,765          --          --           --
Actuarial loss (gain)                           181,673     (35,740)         1,169         699       2,467          780
Effect of curtailment                                --     (30,011)            --          --          --           --
Effect of settlement                           (608,323)         --             --          --          --           --
Foreign currency adjustments                         --          --             --      (3,030)     (3,474)       4,215
Benefits paid                                   (26,425)    (44,269)       (39,915)     (6,216)     (5,517)      (5,270)
-------------------------------------------------------------------------------------------------------------------------
Projected benefit obligation at end of
 year                                       $   227,730   $ 657,678    $   661,736    $ 82,347    $ 82,202    $  75,785
-------------------------------------------------------------------------------------------------------------------------
Plan assets at fair value at beginning
 of year                                    $   935,729   $ 936,450    $   845,898    $ 96,690    $ 99,316    $  95,325
Actual return on assets                         103,635      43,548        127,142      (1,959)      7,006        5,085
Foreign currency adjustments                         --          --             --      (3,232)     (4,115)       5,755
Effect of settlement                           (611,057)         --             --          --          --           --
Benefits paid                                   (26,425)    (44,269)       (39,915)     (6,216)     (5,517)      (5,270)
-------------------------------------------------------------------------------------------------------------------------
Plan assets at fair value at end of year    $   401,882   $ 935,729    $   933,125    $ 85,283    $ 96,690    $ 100,895
-------------------------------------------------------------------------------------------------------------------------
Excess of plan assets over projected
 benefit obligation                         $   174,152   $ 278,051    $   271,389    $  2,936    $ 14,488    $  25,110
Unrecognized net (gain) loss                      7,486         119       (252,692)     12,634       3,053      (10,292)
Unrecognized net asset                               --          --         (3,058)         --          --         (935)
Unrecognized prior service cost
 (credit)                                            --          --         (8,247)         --          --          485
-------------------------------------------------------------------------------------------------------------------------
Prepaid pension cost                        $   181,638   $ 278,170    $     7,392    $ 15,570    $ 17,541    $  14,368
-------------------------------------------------------------------------------------------------------------------------
PENSION EXPENSE
Service cost                                $       20    $  13,287    $    11,965    $  3,169    $  3,076    $   2,331
Interest cost                                   23,107       52,658         50,343       5,523       5,761        5,644
Expected return on assets                      (37,863)     (82,523)       (70,626)     (7,497)     (7,691)      (7,742)
Settlement loss                                109,115           --             --          --          --           --
Curtailment gain                                    --       (6,630)            --          --          --           --
Amortization of net loss (gain)                  2,154         (128)       (12,746)        172          --         (876)
Amortization of net asset                           --           --         (3,048)         --          --         (908)
Amortization of prior service cost                  --          832          2,997          --          --          170
Amendments                                          --           --          1,765          --          --           --
-------------------------------------------------------------------------------------------------------------------------
Net pension expense (credit)                $   96,533    $ (22,504)   $  ( 19,350)   $  1,367    $  1,146    $  (1,381)
-------------------------------------------------------------------------------------------------------------------------
OTHER INFORMATION
Assumptions:
Discount rates
 January 1                                         7.8%         7.8%           8.0%        7.0%        7.5%         8.0%
 December 31                                       6.8%         7.8%           8.0%        6.5%        7.0%         8.0%
Rate of return on plan assets                      6.8%         9.0%           9.0%        8.0%        8.0%         8.0%
Rate of compensation increase                       --          5.0%           5.0%        4.0%        5.0%         5.0%
Amortization period                           14 years     13 years       13 years    15 years    15 years     15 years
-------------------------------------------------------------------------------------------------------------------------

                                                       INTERNATIONAL
--------------------------------------------------------------------------------
                                               2001         2000         1999
--------------------------------------------------------------------------------
FUNDED STATUS
Actuarial present value of:
Projected benefit obligation at
 beginning of year                          $ 100,406    $ 124,175    $121,380
Service cost                                       76          133         220
Interest cost                                   4,382        9,277       9,484
Amendments                                         --           --          --
Actuarial loss (gain)                            (511)      (7,162)      4,567
Effect of curtailment                              --           --          --
Effect of settlement                          (99,144)          --          --
Foreign currency adjustments                    1,367      (12,783)     (3,474)
Benefits paid                                      --      (13,234)     (6,472)
--------------------------------------------------------------------------------
Projected benefit obligation at end of
 year                                       $   6,576    $ 100,406    $125,705
--------------------------------------------------------------------------------
Plan assets at fair value at beginning
 of year                                    $ 118,932    $ 143,186    $140,685
Actual return on assets                           503        3,959      14,762
Foreign currency adjustments                    1,757      (14,979)     (4,025)
Effect of settlement                          (99,144)          --          --
Benefits paid                                      --      (13,234)     (6,472)
--------------------------------------------------------------------------------
Plan assets at fair value at end of year    $  22,048    $ 118,932    $144,950
--------------------------------------------------------------------------------
Excess of plan assets over projected
 benefit obligation                         $  15,472    $  18,526    $ 19,245
Unrecognized net (gain) loss                    3,072       (2,057)     (2,197)
Unrecognized net asset                             --           --          --
Unrecognized prior service cost
 (credit)                                          --           --          --
--------------------------------------------------------------------------------
Prepaid pension cost                        $  18,544    $  16,469    $ 17,048
================================================================================
PENSION EXPENSE
Service cost                                $      76    $     133    $    220
Interest cost                                   4,382        9,277       9,484
Expected return on assets                      (5,931)     (10,780)    (11,034)
Settlement loss                                    --           --          --
Curtailment gain                                   --           --          --
Amortization of net loss (gain)                  (209)        (208)       (338)
Amortization of net asset                          --           --          --
Amortization of prior service cost                 --           --         230
Amendments                                         --           --          --
--------------------------------------------------------------------------------
Net pension expense (credit)                $  (1,682)   $  (1,578)   $ (1,438)
--------------------------------------------------------------------------------
OTHER INFORMATION
Assumptions:
Discount rates
 January 1                                        8.3%         8.3%        8.3%
 December 31                                      5.0%         8.3%        8.3%
Rate of return on plan assets                     8.3%         8.3%        8.3%
Rate of compensation increase                     5.0%         5.0%        5.0%
Amortization period                          10 years     10 years    10 years
--------------------------------------------------------------------------------

     During 2000, the Corporation amended the United States pension plan to cease all benefit accruals effective December 31, 2000 and announced the Corporation's intention to terminate and wind-up the plan in 2001. The 2000 net pension expense includes a curtailment gain of $6,630 for this amendment. In March 2001, the Corporation partially settled this plan by purchasing approximately $600 million in annuities. This settlement reduced the projected benefit obligation and fair value of plan assets by $608,323 and $611,057, respectively, and resulted in a settlement loss of $109,115. In June 2001, this plan was terminated. Prior to the settlement, pension expense was based upon assumptions established as of January 1, 2001. Pension expense for the remainder of the year on the unsettled portion of the plan was calculated using a discount rate and rate of return on plan assets of approximately 6.25%, which were based upon estimated market rates to settle the remaining portion of the plan. The Corporation anticipates settling the remainder of the plan during 2002 and expects to incur an additional settlement loss. Additionally, the Corporation expects to receive approximately $150,000 before taxes, fees and transfers to other employee benefit plans resulting from the termination of this plan.

     During 2001, the Corporation purchased annuities to settle substantially all of the obligation under the United Kingdom plan. This settlement reduced the projected benefit obligation and fair value of plan assets by $99,144.

     In some subsidiaries, where either state or funded retirement plans exist, there are certain small supplementary unfunded plans. Pensionable service prior to establishing funded contributory retirement plans in other subsidiaries, covered by former discretionary non-contributory retirement plans, was assumed as a prior service obligation. In addition, the Corporation has supplemental retirement programs for certain senior executives. These unfunded pension obligations are included in other liabilities and include the unfunded portion of this prior service obligation and the supplementary unfunded plans.

     All of the retirement plans are non-contributory. Retirement benefits are generally based on years of service and employees' compensation during the last years of employment. At December 31, 2001, none of the United States or International plans' assets and about 62% of the Canadian plan's assets were held in equity securities with the remaining portion of the asset being mainly fixed income securities.

DEFINED CONTRIBUTION SAVINGS PLANS

     Savings plans are maintained in Canada, the United States and the United Kingdom. Only the savings plan in the United Kingdom requires Corporation contributions for all employees who are eligible to participate in the retirement plans. These annual contributions consist of a retirement savings benefit contribution ranging from 1% to 3% of each year's compensation depending upon age. For all savings plans, if an employee contribution is made, a portion of such contribution may be eligible for a contribution match by the Corporation. For 2001, the defined contribution savings plan expenses were $6,913 (2000 -- $4,667; 1999 -- $4,868).

14. POSTRETIREMENT HEALTH CARE AND LIFE INSURANCE BENEFITS

     The Corporation provides employees with postretirement health care and life insurance benefits. The following data is based upon reports from independent consulting actuaries as at November 30, 2001 and 2000:




                                                                              2001           2000
----------------------------------------------------------------------------------------------------
ACCRUED POSTRETIREMENT BENEFIT COST
Projected postretirement benefit obligation at beginning of year           $ 181,085      $ 179,046
Service cost                                                                   1,638          1,450
Interest cost                                                                 13,939         13,430
Actuarial loss                                                                64,485            266
Foreign currency adjustments                                                    (468)          (387)
Benefits paid                                                                (13,215)       (12,720)
----------------------------------------------------------------------------------------------------
Projected postretirement benefit obligation at end of year                 $ 247,464      $ 181,085
Contributions paid in December                                                  (587)        (1,072)
Unrecognized net gain (loss)                                                 (48,526)        15,765
Unrecognized prior service credit                                             41,313         47,596
----------------------------------------------------------------------------------------------------
Accrued postretirement benefit cost liability                              $ 239,664      $ 243,374
----------------------------------------------------------------------------------------------------
POSTRETIREMENT BENEFIT EXPENSE
Service cost                                                               $   1,638      $   1,450
Interest cost                                                                 13,939         13,430
Amortization of unrecognized prior service credit                             (6,282)        (6,282)
Amortization of net loss                                                          51             --
----------------------------------------------------------------------------------------------------
Net postretirement benefit expense                                         $   9,346      $   8,598
----------------------------------------------------------------------------------------------------
ASSUMPTIONS AND OTHER INFORMATION
Weighted average discount rate                                                   7.2%           7.7%
Weighted average health care cost trend rate:
 Before age 65                                                                  11.8%           6.8%
 After age 65                                                                   13.7%           5.4%
 The healthcare cost trend rate will gradually decline to the ultimate trend rate then remain level thereafter
Weighted average ultimate health care cost trend rate                            6.0%           5.2%
 Year in which ultimate health care cost trend rate will be achieved
 Canada                                                                         2008           2004
 United States:
   Before age 65                                                                2011           2002
   After age 65                                                                 2013           2002

     The following is the effect of a 1% increase in the assumed health care cost trend rates for each future year on:

 Accumulated postretirement benefit obligation                         $13,905      $10,914
 Aggregate of the service and interest cost components of net
   postretirement benefit cost                                           1,182        1,023
The following is the effect of a 1% decrease in the assumed health care cost trend rates for each future year on:
 Accumulated postretirement benefit obligation                         $12,244      $10,793
 Aggregate of the service and interest cost components of net
   postretirement benefit cost                                           1,055        1,008

15. DISPOSITIONS AND ASSETS HELD FOR DISPOSITION


          COMPANY                      NATURE OF BUSINESS              DISPOSITION DATE
---------------------------------------------------------------------------------------
DISPOSITIONS
                             Property information products and
Data Management Services     services provider.                       December 1999
                             Provider of direct marketing services
Colleagues Group plc         in the United Kingdom.                   March 2001
                             Provider of direct marketing services
Phoenix Group, Inc.          in the United States.                    October 2001

     Included in the Corporation's results of operations for 1999 are net sales of $61,997 and losses from operations of $3,736 from the divested business. The Data Management Services business unit was sold to Vista Information Solutions Inc. for proceeds valued at $39,982. The sale price included cash of $20,000, a working capital note from Vista, secured convertible notes from Vista and non-registered common shares of Vista. The gain before taxes of $7,269 is recorded in investment and other income.

     In 2001, net sales of $68,251 (2000 -- $132,728, 1999 -- $154,763) and losses from operations of $47,465 relating to the divested businesses, are included in the Corporation's commercial segment results. The Phoenix Group was sold for cash proceeds of $26,009 and $2,526 was received for the Colleagues Group. The net loss of $7,540 on these dispositions is recorded in investment and other income.

     In the fourth quarter of 2001, based on a current valuation of a non-core business held for disposition, the Corporation wrote-off the remaining goodwill amounting to $28,528. The valuation criteria includes in part, earnings potential, revenue and operating multiples, and other industry standards. Included in the results of the Commercial segment are net sales of $191,350 (2000 -- $213,889, 1999 -- $232,761) and operating losses of $21,491 (income of
$358 in 2000 and $8,382 in 1999) for this business.

16. RESTRUCTURING AND OTHER NON-RECURRING CHARGES

                                            EMPLOYEE        OTHER
                                          TERMINATIONS     CHARGES       TOTAL
--------------------------------------------------------------------------------
Forms and Labels                             $33,597       $ 9,422     $ 43,019
Outsourcing                                    4,138            --        4,138
Commercial                                    28,365         7,639       36,004
Corporate                                     10,894        48,480       59,374
                                             $76,994       $65,541     $142,535
================================================================================

     During 2001, the Corporation recorded a charge of $142,535 related to the restructuring program directed at streamlining its processes and significantly reducing the cost structure. Included in the charge is $76,994 for severance and other termination benefits for 3,366 employees (of which approximately 300 employees were remaining at December 31, 2001), $52,042 for lease terminations, $9,200 for facility closings, $3,600 for onerous contracts, and $700 for other incremental exit costs. The Corporation expects that substantially all remaining severance payments will occur within the next twelve months.

                            BALANCE AT                                                         BALANCE AT
                           DECEMBER 31,                                         NON-CASH      DECEMBER 31,
                               2000         PROVISION, NET      CASH PAID      WRITE-OFFS         2001
----------------------------------------------------------------------------------------------------------
Employee terminations         $ 6,626          $ 76,994         $ (41,665)      $     --        $ 41,955
Other                          39,335            52,685            (6,258)        (1,044)         84,718
----------------------------------------------------------------------------------------------------------
                              $45,961          $129,679         $ (47,923)      $ (1,044)       $126,673
==========================================================================================================

     In the fourth quarter of 2001, the Corporation reversed $12,856 of the provision relating to the 1998 restructuring program. This is due to proceeds received from the final disposal of various properties, and the favorable settlement of liabilities for obligations and future payments related to the disposition of the European forms business. Approximately $27,000 of the restructuring balance at December 31, 2001 relates to the 1998 restructuring program. Pursuant to the 1998 restructuring program, a charge for severance and other termination benefits included 4,318 employees. Approximately 200 and nil employees were remaining at December 31, 1999 and 2000, respectively.

     For the years ended December 31, 2000 and 1999, the Corporation recorded net reversals of restructuring reserves no longer required of $24,033 and $68,410, respectively. These amounts relate to differences between management's estimate at the time the original charge was recorded and the actual amounts ultimately incurred to complete the related activities.

     For the year ended December 31, 2001 the Corporation recorded non-recurring pretax charges as follows:

                                           SELLING,
                                          GENERAL AND      DEPRECIATION     INVESTMENT
                                        ADMINISTRATIVE          AND         AND OTHER
                      COST OF SALES         EXPENSE        AMORTIZATION       INCOME        TOTAL
---------------------------------------------------------------------------------------------------
Forms and Labels         $   861            $ 4,287          $ 21,873        $    --      $ 27,021
Outsourcing                   --                 --               342             --           342
Commercial                 5,685                332            89,551          4,014        99,582
Corporate                 61,209             41,212            19,627         12,545       134,593
---------------------------------------------------------------------------------------------------
                         $67,755            $45,831          $131,393        $16,559      $261,538
===================================================================================================

     Included in cost of sales and selling, general and administrative expenses is a charge of $11,165 for the write-off of inventory and accounts receivable relating to exiting certain non-core businesses. The Corporation also recorded a net loss of $96,605 associated with the partial settlement of the U.S. pension plan, which was curtailed as of December 31, 2000 and other non-recurring cash charges of $4,816 included in selling, general and administrative expense. A charge of $1,221 and $10,396 related to the partial redemption of the private placement notes and the conversion of the subordinated convertible debentures is included in investment and other income, and $1,000 for legal and other professional fees in selling, general and administrative expense. Non-cash charges of $131,393 related to the write-down of goodwill of non-core businesses and asset impairments are included in depreciation and amortization. A loss on disposition of non-core businesses of $4,014 and $928 for the write-down of investments were charged to investment and other income (See Note 6 "Goodwill" and 15 "Disposition And Asset Held For Disposition").

     During 2000, the Corporation recorded non-recurring costs of $44,946 related to non-cash write-downs of $34,717, included in depreciation and amortization, related to a non-core business held for disposal and the impairment of a component of the ERP asset, a loss on disposal of investment in JetForm

Corporation of $8,474 and the write-down of a permanently impaired investment of $3,500; partially offset by the reversal of provisions no longer required of $7,003 and a gain on the curtailment of its U.S. pension plan of $6,630.

17. INCOME TAXES

     The components of earnings (loss) before income taxes and minority interest for the three years ended December 31 were as follows:


                                                          2001             2000           1999
-------------------------------------------------------------------------------------------------
EARNINGS (LOSS) BEFORE INCOME TAXES AND MINORITY
 INTEREST
Canada                                                $   (68,232)      $ (40,787)     $  2,485
United States                                            (331,585)        (78,991)       67,329
Other countries                                            11,397          38,186        58,796
-------------------------------------------------------------------------------------------------
                                                      $  (388,420)      $ (81,592)     $128,610
=================================================================================================


                            LIABILITY METHOD           LIABILITY METHOD           DEFERRAL METHOD
-----------------------------------------------------------------------------------------------------
                                2001                       2000                       1999
                         CURRENT     DEFERRED      CURRENT      DEFERRED      CURRENT      DEFERRED
-----------------------------------------------------------------------------------------------------
PROVISION (RECOVERY)
FOR INCOME TAXES
Canada                   $  469      $      54      $   73      $     364      $   561     $    815
United States               189        (36,826)       (158)       (21,706)       2,011       25,940
Other countries           2,933            379       5,631         (2,352)       8,074       (2,251)
Withholding taxes           610             --         771             --          136           --
-----------------------------------------------------------------------------------------------------
                         $4,201      $ (36,393)     $6,317      $ (23,694)     $10,782     $ 24,504
=====================================================================================================

     Deferred income taxes result from a number of temporary and timing differences in the jurisdictions in which the Corporation and its subsidiaries operate. These differences and the tax effect of each were as follows:

                                       LIABILITY       LIABILITY       DEFERRAL
                                         METHOD          METHOD         METHOD
--------------------------------------------------------------------------------
                                          2001            2000           1999
--------------------------------------------------------------------------------
DEFERRED INCOME TAXES
Depreciation                           $    (459)      $     319      $   2,968
Pensions                                 (36,493)          6,151          7,436
Unearned revenue                              --         (10,847)            --
Postretirement benefits                       --           1,869             --
Restructuring                                 --          16,548         30,917
Tax benefit of loss carryforward              --         (38,244)       (16,746)
Other                                        559             510            (71)
--------------------------------------------------------------------------------
                                       $ (36,393)      $ (23,694)     $  24,504
================================================================================

     Temporary differences and tax loss carryforwards, which give rise to deferred income tax assets and liabilities, are as follows:

                                                  2001           2000
-------------------------------------------------------------------------
DEFERRED INCOME TAX ASSETS
Postretirement benefits                       $   94,092      $  96,499
Tax benefit of loss carryforwards                154,605        118,593
Pensions                                             672          1,387
Restructuring                                     45,736         10,377
Other                                             57,648         52,533
-------------------------------------------------------------------------
                                                 352,753        279,389
Valuation allowance                             (166,695)       (63,942)
-------------------------------------------------------------------------
                                              $  186,058      $ 215,447
-------------------------------------------------------------------------
DEFERRED INCOME TAX LIABILITIES
Depreciation                                  $   50,561      $  71,929
Pensions                                          77,968        118,234
Other                                             10,341         13,200
-------------------------------------------------------------------------
                                                 138,870        203,363
-------------------------------------------------------------------------
Net deferred income tax asset                 $   47,188      $  12,084
-------------------------------------------------------------------------
Distributed as follows:
 Current deferred income tax asset            $   13,566      $  69,879
 Current deferred income tax liability               324            462
 Long-term deferred income tax asset              47,651          8,949
 Long-term deferred income tax liability          13,705         66,282
=========================================================================

     The effective rates of tax for each year compared with the statutory Canadian rates were as follows:




                                                            2001            2000          1999
-------------------------------------------------------------------------------------------------
EFFECTIVE TAX EXPENSE (RECOVERY) RATE
Canada:
 Combined federal & provincial statutory rate               (41.6)%         (43.2)%        43.8%
 Corporate surtax                                            (1.1)           (1.1)          1.1
 Manufacturing & processing rate reduction                    5.4             6.0          (6.3)
-------------------------------------------------------------------------------------------------
Expected income tax expense (recovery) rate                 (37.3)          (38.3)         38.6
Tax rate differences in other jurisdictions                  (2.2)          (18.1)        (10.6)
Losses for which a benefit has not been provided              4.7            17.8           1.8
Restructuring costs                                          12.2            (1.6)         (5.0)
Impaired assets                                               6.4              --            --
International divestiture                                     5.4              --            --
Non-deductible goodwill amortization and write
 downs                                                        3.0            17.1           1.4
Other                                                        (0.5)            1.8           1.2
-------------------------------------------------------------------------------------------------
Total consolidated effective tax expense (recovery)
 rate                                                        (8.3)%         (21.3)%        27.4%
=================================================================================================

     At December 31, 2001, the Corporation has tax loss carryforwards totaling $365,000. Of this amount, a valuation allowance has been recorded against $160,000. Of the $160,000, approximately $112,000 expires between 2002 and 2011 and $48,000 has no expiration date. In addition, the Corporation has recorded a valuation allowance against approximately $252,000 of temporary differences that are available for utilization in future years.

The Corporation has reduced deferred tax assets by a valuation allowance for a portion of its deferred tax assets to the extent that it believes, based on the weight of available evidence, it is more likely than not that those assets will not be realized.

18. EARNINGS AND FULLY DILUTED EARNINGS PER COMMON SHARE

     The earnings per share calculations are based on the weighted average number of common shares outstanding during the year. For 2001 and 2000, the fully diluted earnings per share calculation excludes potentially dilutive items as their effect would be antidilutive. In 1999, the diluted common shares outstanding include 306,000 shares related to employee stock options.

19. SEGMENTED INFORMATION

     In December 2000, the Corporation changed its executive management and the Board of Directors and established a new strategic initiative that resulted in the establishment of a new operating platform during the third quarter of 2001. This realignment was made in order to segregate non-print related businesses and align core businesses to take advantage of synergies and capitalize on core competencies. The new segmentation reflects management's current structure with regard to management's process for making decisions as it relates to resource allocation and performance evaluation. During 2000, the Corporation operated in four reportable segments as follows: Moore North America, Customer Communication Services (United States), Latin America and Europe. Prior year segment information has been reclassified to conform to the current year presentation.

     The Corporation operates in the printing industry with three distinct operating segments based on the way management assesses information on a regular basis for decision-making purposes. The three segments are Forms and Labels, Outsourcing and Commercial. These segments market print and print related products and services to a geographically diverse customer base.

     The Corporation's reportable segments are:

FORMS AND LABELS

     In this segment, the Corporation derives its revenues from operations in the United States, Canada and Latin America. This segment designs and manufactures business forms, labels and related products, systems and services which include:

o    Custom continuous forms, cut sheets and multipart forms

o    Print services

o    Self mailers

o    Electronic forms and services

o    Integrated form-label application

o    Proprietary label products

o    Pressure sensitive labels

o    Security documents

o    Logistics, warehouse and inventory management

OUTSOURCING

     In this segment, the Corporation derives revenues from its Business Communications Services ("BCS") operations in the United States and Canada by offering outsourcing services for electronic printing, imaging, processing and distribution. BCS also manages custom, high-volume mailing applications. Products include:

o    Bill and service notifications

o    Insurance policies

o    Special notices

o    Telecommunication cards

o    Investment, banking, credit card, tax and year-end financial statements

o    Licenses

COMMERCIAL

     In this segment, the Corporation derives its revenues from operations in the United States, Canada and Europe mainly by producing highly personalized communications and database driven publications including:

o    Creation and production of personalized mail

o    Database management and segmentation services

o    Direct marketing program development

o    Response analysis services

o    Digital color printing.

     Other products within the Commercial segment include:

o    Variable-imaged bar codes

o    Printers, applicators and software products and solutions

o    Post processing equipment

OPERATING SEGMENTS

IN THOUSANDS OF U.S. DOLLARS
                                              FORMS AND
                                                LABELS       OUTSOURCING     COMMERCIAL     CONSOLIDATED
                                            -------------   -------------   ------------   -------------
2001
Total revenue ...........................    $1,167,721       $341,485       $ 666,795      $2,176,001
Intersegment revenue ....................        (2,422)        (2,006)        (16,999)        (21,427)
Sales to customer outside the
 enterprise .............................     1,165,299        339,479         649,796       2,154,574
Segment operating income (loss) .........        42,743         49,508         (90,202)          2,049
Nonoperating expenses ...................                                                     (344,373)
                                                                                            ----------
Loss from operations ....................                                                     (342,324)
Segment assets ..........................       624,532        117,243         282,132       1,023,907
Corporate assets including
 investments ............................                                                      313,079
                                                                                            ----------
Total assets ............................                                                    1,336,986
Capital asset depreciation and
 amortization ...........................       110,037         19,383         109,652         239,072
Capital expenditures ....................        12,942         16,124           9,819          38,885

2000 (RESTATED)
Total revenue ...........................    $1,225,622       $297,851       $ 752,764      $2,276,237
Intersegment revenue ....................            --         (1,082)        (16,737)        (17,819)
Sales to customer outside the
 enterprise .............................     1,225,622        296,769         736,027       2,258,418
Segment operating income (loss) .........        71,917         43,126         (10,518)        104,525
Nonoperating expenses ...................                                                     (150,759)
                                                                                            ----------
Loss from operations ....................                                                      (46,234)
Segment assets ..........................       840,653        109,847         444,496       1,394,996
Corporate assets including
 investments ............................                                                      348,591
                                                                                            ----------
Total assets ............................                                                    1,743,587
Capital asset depreciation and
 amortization ...........................        83,407         19,276          48,835         151,518
Capital expenditures ....................        37,143         10,651          27,992          75,786

1999 (RESTATED)
Total revenue ...........................    $1,404,739       $281,152       $ 755,081      $2,440,972
Intersegment revenue ....................            --           (735)        (15,121)        (15,856)
Sales to customer outside the
 enterprise .............................     1,404,739        280,417         739,960       2,425,116
Segment operating income (loss) .........       195,691         47,732          52,836         296,259
Nonoperating expenses ...................                                                     (154,578)
                                                                                            ----------
Income from operations ..................                                                      141,681
Segment assets ..........................       937,907        109,717         481,822       1,529,446
Corporate assets including
 investments ............................                                                      100,847
                                                                                            ----------
Total assets ............................                                                    1,630,293
Capital asset depreciation and
 amortization ...........................        50,522         19,789          31,024         101,335
Capital expenditures ....................        62,898         18,449          19,490         100,837

GEOGRAPHIC INFORMATION

                                               Canada               United States             International         Consolidated
---------------------------------------------------------------------------------------------------------------------------------
2001
Sales to customers outside the enterprise   $ 199,628                $ 1,689,954              $     264,992        $   2,154,574
---------------------------------------------------------------------------------------------------------------------------------
Capital assets and goodwill                    36,484                    270,475                     42,975               349,934
---------------------------------------------------------------------------------------------------------------------------------

2000
Sales to customers outside the enterprise   $ 222,311                $ 1,685,680              $     350,427        $   2,258,418
---------------------------------------------------------------------------------------------------------------------------------
Capital assets and goodwill                    47,110                    415,763                     76,756               539,629
---------------------------------------------------------------------------------------------------------------------------------

1999
Sales to customers outside the enterprise   $ 218,870                $ 1,831,503              $     374,743        $   2,425,116
---------------------------------------------------------------------------------------------------------------------------------
Capital assets and goodwill                    42,321                    473,886                     99,471               615,678
---------------------------------------------------------------------------------------------------------------------------------


20. LEASE COMMITMENTS

     At December 31, 2001, long-term lease commitments require approximate future rental payments as follows:

2002                $32,835               2005                          $15,432
--------------------------------------------------------------------------------
2003                $24,443               2006                          $12,215
--------------------------------------------------------------------------------
2004                $19,992               2007 and thereafter           $34,768
================================================================================

     Rent expense amounted to $56,499 in 2001 (2000 -- $69,897; 1999 --
$63,344).

21. CONTINGENCIES

     At December 31, 2001, certain lawsuits and other claims were pending against the Corporation. While the outcome of these matters is subject to future resolution, management's evaluation and analysis of such matters indicates that, individually and in the aggregate, the probable ultimate resolution of such matters will not have a material effect on the Corporation's consolidated financial statements.

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

22. FINANCIAL INSTRUMENTS

     At December 31, 2001, the aggregate amount of forward exchange contracts used as hedges was approximately $13,700 (2000 -- $18,300). Notional gains and losses from these contracts, for all years shown, were not significant.

     The Corporation may be exposed to losses if the counterparties to the above contracts fail to perform. The Corporation manages this risk by dealing only with financially sound counterparties and by establishing dollar and term limits for each counterparty. The Corporation does not use derivative financial instruments for trading purposes.

23. CASH FLOW DISCLOSURE

     For the year ended December 31, 2001, the following non-cash transactions are required to be disclosed for both Canadian and United States GAAP as follows:


--------------------------------------------------------------------------------
Subordinated convertible debentures                                      $71,506
Inducement to certain debenture holders                                   15,345
--------------------------------------------------------------------------------

24. DIFFERENCES BETWEEN CANADIAN AND UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES

     The continued registration of the common shares of the Corporation with the Securities and Exchange Commission (SEC) and listing of the shares on the New York Stock Exchange require compliance with the integrated disclosure rules of the SEC.

     The accounting policies in Note 1 and accounting principles generally accepted in Canada are consistent in all material aspects with United States generally accepted accounting principles (GAAP) with the following exceptions.

PENSIONS AND POSTRETIREMENT BENEFITS (SFAS NO. 87 AND 106)

     With the introduction of CICA 3461, Employee Future Benefits, there is no longer a difference in the method of accounting for these costs. The transitional rules for implementing the new Canadian standard continue to result in United States GAAP reporting differences.

     Prior to 2000, under Canadian GAAP, the discount rate for pensions was a long-term interest rate, whereas under United States GAAP, the discount rate reflects a rate at which the pension obligation could effectively be settled. For United States GAAP, the discount rates used in 1999 for Canada and the United States were 6.25% and 6.75%, respectively. Prior to 2000, postretirement benefits were expensed as incurred under Canadian GAAP whereas under United States GAAP the expected costs of these benefits were expensed during the years employees render services.

STATEMENT OF CASH FLOWS (SFAS NO. 95)

     For Canadian GAAP the Statements of Cash Flows discloses the net change in cash resources, which is defined as cash less bank indebtedness. United States GAAP requires the disclosure of cash and cash equivalents. Under United States GAAP, net cash provided (used) by financing activities for 2001, 2000, and 1999 would be $(66,315), $18,451, and $(36,895), respectively. Cash and cash equivalents were $84,855, $36,538 and $38,179 for the years ended December 31, 2001, 2000 and 1999, respectively.

INCOME TAXES (SFAS NO. 109)

     SFAS No. 109 requires a liability method under which temporary differences are tax effected at enacted rates, whereas under Canadian GAAP, temporary differences are tax effected using substantively enacted rates and laws that will be in effect when the differences are expected to reverse (see Note 17).

STOCK COMPENSATION (SFAS NO. 123)

     SFAS No. 123 requires pro forma disclosures of net income and earnings per share, as if the fair value-based method of accounting for employee stock options had been applied. The Corporation uses the intrinsic value method for accounting for stock options. The disclosures in the table show the Corporation's net income and earnings per share on a proforma basis using the fair value method and Black-Scholes option pricing model.

COMPREHENSIVE INCOME (SFAS NO. 130)

     SFAS No. 130 requires disclosure of comprehensive income and its components. Comprehensive income is the change in equity of the Corporation from transactions and other events other than those resulting from transactions with owners, and is comprised of net income and other comprehensive income. The only components of other comprehensive income for the Corporation are unrealized foreign currency translation adjustments and unrealized gains (losses) on available-for-sale securities. Under Canadian GAAP, there is no standard for reporting comprehensive income.

ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES (SFAS NO. 133)

     In June 1998, the United States Financial Accounting Standards Board issued SFAS No. 133, which standardized the accounting for all derivatives. This standard required implementation for all fiscal quarters for fiscal years beginning after June 15, 2000. The adoption of this standard did not have a significant impact on earnings or the statement of cash flows. There is no such standard under Canadian GAAP.

FOREIGN CURRENCY TRANSLATION

     Under United States GAAP, foreign currency translation gains or losses are only recognized on the sale or substantial liquidation of a foreign subsidiary. Under Canadian GAAP, a foreign currency gain or loss due to a partial liquidation is recognized in income.

BUSINESS PROCESS REENGINEERING

     Under United States GAAP, business process reengineering activities are expensed as incurred. Prior to October 28, 1998, Canadian GAAP permitted these costs to be capitalized or expensed. Subsequent to October 28, 1998, Canadian GAAP requires the cost of business process reengineering activities to be expensed as incurred. Prior to October 28, 1998, the Corporation capitalized business process reengineering costs and classified them as computer software.

CONVERTIBLE DEBENTURES

     Canadian GAAP requires that a portion of the subordinated convertible debentures be classified as equity. The difference between the carrying amount of the debenture and contractual liability is amortized to earnings. United States GAAP would classify the subordinated convertible debentures as a liability.

     Under United States GAAP, when convertible debt is converted to equity securities pursuant to an inducement offer, the debtor is required to recognize in earnings, the fair value of all securities and other consideration transferred in excess of the fair value of the securities issuable in accordance with the original conversion terms. Under Canadian GAAP, the fair value of the securities issued is charged to retained earnings. Also under Canadian GAAP, certain other contingent consideration is not recognized until paid.

     Under United States GAAP, when convertible debt is converted to equity securities, any unamortized deferred debt issuance costs are charged to share capital. Under Canadian GAAP, these costs are charged to earnings.

TERMINATION LIABILITIES

     Under United States GAAP, a liability for termination benefits is recognized provided that certain conditions are met and the details of the approved benefit arrangement are communicated to the employees. Prior to 2000, Canadian GAAP did not require that the benefit arrangement be communicated to the employees prior to recognition.

SETTLEMENTS OF PENSION PLANS (SFAS NO. 88)

     Under United States GAAP, a gain or loss arising upon the settlement of a pension plan is only recognized once responsibility for the pension obligation has been relieved. Under Canadian GAAP, prior to January 1, 2000, an intention to settle or curtail a pension plan that was expected to result in a loss, required recognition once the amount was likely and could be reasonably estimated. The provision for restructuring costs recorded in 1998 included a contingent loss on settlement that has now been recognized under United States GAAP.

     The following tables provides information required under United States
GAAP:

                                                              2001             2000           1999
------------------------------------------------------------------------------------------------------
Net earnings (loss) as reported                           $ (358,038)       $(66,372)       $ 92,599
U.S. GAAP ADJUSTMENTS
Pension expense                                              144,917          18,263          (6,775)
Postretirement benefits                                       17,275          18,833           8,565
Capitalized software                                          17,287          (2,300)         (7,521)
Interest expense                                                 258              --              --
Termination liabilities                                           --              --         (44,372)
Debt conversion costs                                         (6,949)             --              --
Financial instruments                                         (2,700)             --              --
Income taxes                                                 (82,014)        (13,728)         30,388
------------------------------------------------------------------------------------------------------
Net earnings (loss) determined under United States
 GAAP                                                     $ (269,964)       $(45,304)       $ 72,884
------------------------------------------------------------------------------------------------------
Earnings Per Share                                              2001            2000            1999
------------------------------------------------------------------------------------------------------
Net earnings (loss)                                       $ (269,964)       $(45,304)       $ 72,884
------------------------------------------------------------------------------------------------------
Basic earnings (loss) per share                           $    (3.05)       $  (0.51)       $   0.82
------------------------------------------------------------------------------------------------------
Diluted earnings (loss) per share                         $    (3.05)       $  (0.51)       $   0.82
------------------------------------------------------------------------------------------------------
Comprehensive Income                                            2001            2000            1999
------------------------------------------------------------------------------------------------------
Net earnings (loss)                                       $ (269,964)       $(45,304)       $ 72,884
------------------------------------------------------------------------------------------------------
Other comprehensive income (loss):
 Currency translation adjustments                             (1,817)         (8,104)        (12,378)
 Reclassification adjustment for losses included in
   income                                                       (798)         11,092              --
 Unrealized losses on available-for-sale securities               --          (6,041)         (4,253)
------------------------------------------------------------------------------------------------------
Total other comprehensive income (loss)                       (2,615)         (3,053)        (16,631)
======================================================================================================
Total comprehensive income (loss)                         $ (272,579)       $(48,357)       $ 56,253
======================================================================================================
Proforma Stock Compensation Disclosures                         2001            2000            1999
------------------------------------------------------------------------------------------------------
Net income (loss)                                         $ (271,913)       $(47,050)       $ 70,981
------------------------------------------------------------------------------------------------------
 Income (loss) per share
 Basic                                                    $    (3.07)       $  (0.53)       $   0.80
 Diluted                                                  $    (3.07)       $  (0.53)       $   0.80
Assumptions:
Risk-free interest rates                                         4.5%            5.5%            6.1%
Expected lives (in years)                                          5               6               6
Dividend yield                                                    --             7.6%            2.7%
Volatility                                                        46%             39%             26%
======================================================================================================

     The fair values of the options granted for 2001, 2000, and 1999 were $6,996,000, $1,620,000, and $3,713,000, respectively.

BALANCE SHEET ITEMS AT DECEMBER 31,                         2001                             2000
--------------------------------------------------------------------------------------------------------------
                                                AS REPORTED         US GAAP       AS REPORTED       US GAAP
--------------------------------------------------------------------------------------------------------------
Net pension asset                               $  (188,024)      $ (119,668)     $ (286,360)     $  (73,087)
Other assets -- computer software                   (89,763)         (57,463)       (127,999)        (78,412)
Postretirement benefits                             239,664          381,687         243,374         402,672
Deferred taxes, net                                 (47,188)        (134,982)        (12,084)       (181,892)
Accounts payable and accrued liabilities            486,626          485,325         400,057         394,057
Long-term debt                                      111,062          111,062         272,465         280,808
Equity portion of subordinated convertible
 debentures                                              --               --           8,343              --
Cumulative translation adjustments                 (128,177)         (92,993)       (126,360)        (91,176)
Share capital                                       397,761          384,759         310,881         310,881
Retained earnings (deficit)                          51,666         (124,100)        431,821         150,287
==============================================================================================================

25. PENDING ACCOUNTING STANDARDS

     In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS 141") and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). The guidance of these standards is consistent with CICA Section 1581 and Section 3061.

     In August 2001, the CICA issued Handbook Section 1581, Business Combinations and Handbook Section 3062, Goodwill and other Intangible Assets.
Section 1581 requires all business combinations to be accounted for using the purchase method of accounting and is effective for all business combinations consummated after June 30, 2001. Section 3062, which is effective for fiscal years beginning January 1, 2002 requires that the carrying value of goodwill be evaluated annually for impairment and disallows the amortization of goodwill. The standard also requires reclassification of identifiable intangibles out of previously reported goodwill. Identifiable intangibles are amortized over their estimated useful lives and will be reviewed annually for impairment. The Corporation does not believe that either of these accounting standards will have a material impact upon its financial condition or results of operations.

     In October 2001, the Financial Accounting Standards Board issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 supersedes previous guidelines for financial accounting and reporting for the impairment or disposal of long-lived assets and for segments of a business to be disposed of. The adoption of SFAS No. 144 on January 1, 2002 is not expected to have a material impact on the Corporation's financial position or results of operations.

     In 2001, the Accounting Standards Board has amended CICA Handbook section 1650 -- Foreign Currency Translation. The amendment eliminates the deferral and amortization of unrealized translation gains and losses on non-current monetary assets and liabilities and requires that exchange gain or loss arising on translation of a foreign currency denominated non-monetary item carried at market be included in income in the current reporting period. These amendments will be effective for fiscal years commencing on or after January 1, 2002 and should be applied retroactively, with restatement to prior period financial statements. The adoption of this section is not expected to have a material impact on the Corporation's financial position or results of operations.

     In 2001, the CICA issued Handbook Section 3870 that establishes standards for the recognition, measurement and disclosure of stock-based compensation and other stock-based payments made in exchange for goods and services. It applies to transactions, including non-reciprocal transactions, in which an enterprise grants shares of common stock, stock options, or other equity instruments, or incurs liabilities based on the price of common stock or other equity instruments. The Standard encourages fair value measurement and recognition of equity instruments awarded to employees and cost of services received as consideration. The Standard must be implemented by all public enterprises in fiscal years commencing January 1, 2002. An enterprise that has not applied the fair value based method of accounting should disclose for each period the pro forma net income and earnings per share, as if the fair value based accounting method had been used. The pro forma disclosure should be provided for awards granted in fiscal years beginning on or after January 1, 2002, but need not be provided for awards granted before that date. The Corporation will disclose the required pro forma effects.

     In 2001, the Accounting Standards Board of the CICA issued Accounting Guidelines No. 13 that increases the documentation, designation and effectiveness criteria to achieve hedge accounting. The guideline requires the discontinuance of hedge accounting for hedging relationships established that do not meet the conditions at the date it is first applied. It does not change the method of accounting for derivatives in hedging relationships, but requires fair value accounting for derivatives that do not qualify for hedge accounting. The new guideline is applicable for fiscal years commencing July 1, 2002. The Corporation is evaluating the impact this standard might have on its results of operations and financial position.

26. SUBSEQUENT EVENTS

     On January 31, 2002, the Corporation completed the acquisition of privately held The Nielsen Company ("Nielsen"). Nielsen specializes in producing high quality commercial print, which includes annual reports, brochures, catalogs, pharmaceutical inserts, and marketing promotional material.

     On February 7, 2002, the Corporation announced a program to repurchase up to $50 million of its shares. The program calls for shares to be purchased on the NYSE from time to time depending upon market conditions, market price of the common shares an the assessment of the cash flow needs by Corporation management.

MANAGEMENT REPORT

     All of the information in this annual report is the responsibility of management and has been approved by the Board of Directors. The financial information contained herein conforms to the accompanying consolidated financial statements, which have been prepared and.presented in accordance with accounting principles generally accepted in Canada and necessarily include amounts that are based on judgements and estimates applied consistently and considered appropriate in the circumstances.

     The consolidated financial statements as of and for the year ended December 31, 2001 have been audited by the Corporation's independent auditors, Deloitte & Touche LLP, and their report is included herein. The consolidated financial statements as of December 31, 2000 and for the two year period ended December 31, 2000 have been audited by PricewaterhouseCoopers LLP.

     The Corporation maintains a system of internal control which is designed to provide reasonable assurance that assets are safeguarded, that accurate accounting records are maintained, and that reliable financial information is prepared on a timely basis.

     To monitor compliance with the system of internal controls and to evaluate its effectiveness, management employs individuals in an ongoing program of internal auditing and had contracted with and directed PricewaterhouseCoopers LLP.

     The audit Committee of the Board of Directors is composed entirely of independent directors and meets quarterly with management and Deloitte & Touche LLP to review management's evaluation of internal controls, approve the scope of the program of internal auditing, and discuss the scope and results of audit examinations. Deloitte & Touche LLP has unrestricted access to the Audit Committee including the ability to meet without management representatives present.



/s/ Robert G. Burton                       /s/ Mark A. Angelson
-------------------------------------      -------------------------------------
Robert G. Burton                           Mark A. Angelson
President and Chief Executive Officer      Non-Executive Chairman of the Board
February 13, 2002

AUDITORS' REPORT

To the Shareholders of Moore Corporation Limited:

     We have audited the consolidated balance sheet of Moore Corporation Limited as at December 31, 2000 and the consolidated statements of operations, retained earnings and cash flows for each of the two years in the period ended December 31, 2000. These consolidated financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in Canada and the United States of America. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.

     In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the Corporation as at December 31, 2000 and the results of its operations and the changes in its cash flows for each of the two years in the period ended December 31, 2000 in accordance with generally accepted accounting principles in Canada.


/s/ PricewaterhouseCoopers LLP
----------------------------------------
PricewaterhouseCoopers LLP
Chartered Accountants
Toronto, Canada
February 22, 2001

COMMENTS BY AUDITORS FOR U.S. READERS ON CANADA-U.S. REPORTING DIFFERENCE

     In the United States, reporting standards for auditors require the addition of an explanatory paragraph (following the opinion paragraph) when there is a change in accounting principles that has a material effect on the comparability of the Corporation's financial statements, such as the changes described in Note 2 to the financial statements. Our report to the shareholders dated February 22, 2001 is expressed in accordance with Canadian reporting standards which do not require a reference to such changes in accounting principles in the auditors' report when the change is properly accounted for and adequately disclosed in the financial statements.


/s/ PricewaterhouseCoopers LLP
----------------------------------------
PricewaterhouseCoopers LLP
Chartered Accountants
Toronto, Canada
February 22, 2001

AUDITORS' REPORT

To the Shareholders of Moore Corporation Limited:

     We have audited the consolidated balance sheet of Moore Corporation Limited as at December 31, 2001 and the consolidated statements of operations, retained earnings and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

     We conducted our audit in accordance with auditing standards generally accepted in Canada and the United States of America. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the Company as at December 31, 2001 and the results of its operations and its cash flows for the year ended December 31, 2001 in accordance with Canadian generally accepted accounting principles.

     The financial statements as at December 31, 2000 and 1999 and for the years then ended, prior to the change in accounting policy for earnings per share as described in Note 2, the restatement of segmented information in Note 19 to conform with management's process for making decisions with regard to resource allocation and performance evaluation and reclassification of various amounts to conform to the current year's presentation, were audited by other auditors who expressed an opinion without reservation on those statements in their report dated February 22, 2001. We have audited the adjustments and reclassifications to the 2000 and 1999 financial statements and in our opinion, such adjustments and reclassifications, in all material respects, are appropriate and have been properly applied.


/s/ Deloitte & Touche LLP
----------------------------------------
Deloitte & Touche LLP
Chartered Accountants
Toronto, Canada
February 13, 2002

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There were no disagreements with the independent auditors on accounting and financial disclosure

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information regarding the Corporation's Executive Officers appears in the "Executive Officers" section of the end of Part I of this report. In addition, the information regarding the directors of the Corporation appearing on page 7 of the Management Information Circular and Proxy Statement for the Annual and Special Meeting of Shareholders to be held on April 18, 2002 is incorporated herein by reference. Each director will hold office until the next annual meeting of shareholders or until a successor is elected or appointed.

ITEM 11. EXECUTIVE COMPENSATION

     The information regarding the Directors' and Executive Officers' compensation appears on pages 11 to 14 of the Management Information Circular and Proxy Statement for the Annual and Special Meeting of Shareholders to be held on April 18, 2002 and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The information captioned "Security Ownership of Certain Beneficial Owners and Management" appearing on pages 10 and 11 of the Management Information Circular and Proxy Statements for the Annual and Special Meeting of Shareholders to be held on April 18, 2002 is incorporated herein by reference.

     Certain officers of the Corporation, including the President and Chief Executive Officer, and members of the Board of Directors were investors in Chancery Lane/GSC Investors L.P., the partnership that owned the $70.5 million aggregate principal amount of 8.70% subordinated convertible debentures due June 30, 2009. The debentures were converted into 21,692,311 common shares on December 28, 2001.

     In 2000, Moore paid a dividend of $0.05 per common share each quarter. In the first quarter of 2001, Moore paid a dividend of $0.05 per common share. On April 25, 2001, the Board of Directors decided to suspend future dividends. Moore does not anticipate declaring and paying cash dividends on the common shares at any time in the foreseeable future.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information captioned "Certain Relationships and Related Transactions" appearing on page 18 of the Management Information Circular and Proxy Statement for the Annual and Special Meeting of Shareholders to be held on April 18, 2002 is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

14(A) INDEX TO DOCUMENTS FILED AS PART OF THIS REPORT:

     1. Financial Statements:

     The following consolidated financial statements and reports of the independent auditors of the Corporation are set forth in Item 8:

     Consolidated Balance Sheets at December 31, 2001 and 2000

     Consolidated Statements of Operations for years ended
          December 31, 2001, 2000 and 1999

     Consolidated Statements of Retained Earnings for the years ended
          December 31, 2001, 2000 and  1999

     Consolidated Statements of Cash Flows for the years ended
          December 31, 2001, 2000 and 1999

     Notes to Consolidated Financial Statements

     Reports of Independent Auditors

2. FINANCIAL STATEMENT SCHEDULES:

     Reports of Independent Auditors on Financial Schedule on pages F-1 and F-2.

     SCHEDULE II -- ALLOWANCE FOR DOUBTFUL ACCOUNTS on page F-3.

3. EXHIBITS

     See Exhibit Index beginning on page E-1.

14(B) THE FOLLOWING FORMS ON FORM 8-K WERE FILED DURING THE LAST QUARTER OF THE PERIOD COVERED BY THIS REPORT:


    DATE OF REPORT           ITEMS REPORTED
    --------------           --------------
  October 23, 2001           The death of R. Theodore Ammon, the
                             Corporation's Non-Executive Chairman

  October 24, 2001           Third quarter 2001 earnings press release

  December 19, 2001          Increased fourth quarter 2001 earnings
                             guidance

  December 28, 2001          Conversion of the $70.5 million
                             subordinated convertible debenture

14(C) SEE EXHIBIT INDEX BEGINNING ON PAGE E-1

14(D) THE RESPONSE TO THIS PORTION OF ITEM 14 IS SUBMITTED AS A SEPARATE SECTION OF THIS REPORT (SEE PAGE F-3).

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                     MOORE CORPORATION LIMITED



                     By: M.S. Hiltwein
                        -------------------------------
                        M.S. Hiltwein, Executive Vice President,
                        Chief Financial Officer



                     By: R.T. Sansone
                        -------------------------------
                        R.T. Sansone, Vice President, Controller
                        (Chief Accounting Officer)



Dated: March 28, 2002


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.




            SIGNATURE                               TITLE                       DATE
---------------------------------   ------------------------------------   --------------

         /s/ Mark A. Angelson       Non-Executive Chairman of the Board    March 28, 2002
 -----------------------------        and Director
         Mark A. Angelson


         /s/ Robert G. Burton       President, Chief Executive             March 28, 2002
 -----------------------------        Officer and Director
         Robert G. Burton


         /s/ Ronald J. Daniels                                             March 28, 2002
 -----------------------------
         Ronald J. Daniels          Director


          /s/ Shirley A. Dawe                                              March 28, 2002
 -----------------------------
          Shirley A. Dawe           Director


      /s/ Alfred C. Eckert, III                                            March 28, 2002
 -----------------------------
         Alfred C. Eckert, III      Director


         /s/ David R. McCamus                                              March 28, 2002
 -----------------------------
            David R. McCamus        Director



-------------------------------
          Joan D. Manley            Director


        /s/ Lionel H. Schipper                                             March 28, 2002
 -----------------------------
        Lionel H. Schipper          Director


          /s/ John W. Stevens                                              March 28, 2002
 -----------------------------
          John W. Stevens           Director

                     REPORT OF INDEPENDENT ACCOUNTANTS ON
                          FINANCIAL STATEMENT SCHEDULE

To the Shareholders of Moore Corporation Limited:

Our audits of the consolidated financial statements referred to in our report dated February 22, 2001 appearing on page 50 of this Form 10-K also included an audit of the financial statement schedule listed in Item 14(a)(2) of this Form 10-K. In our opinion, the financial statement schedule presents fairly in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PRICEWATERHOUSECOOPERS LLP
CHARTERED ACCOUNTANTS
Toronto, Canada
February 22, 2001

                          INDEPENDENT AUDITORS' REPORT

To the Shareholders of Moore Corporation Limited:

We have audited the consolidated financial statements of Moore Corporation Limited as of and for the year ended December 31, 2001, and have issued our report thereon dated February 13, 2002; such report is included on page 51 of this Form 10-K. Our audit also included the financial statement schedule of Moore Corporation Limited, listed in Item 14. This financial statement schedule is the responsibility of the Corporation's management. Our responsibility is to express an opinion based on our audit. In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


DELOITTE & TOUCHE LLP
CHARTERED ACCOUNTANTS
Toronto, Canada
February 13, 2002

                            MOORE CORPORATION LIMITED
                 SCHEDULE II -- ALLOWANCE FOR DOUBTFUL ACCOUNTS
                    (EXPRESSED IN THOUSANDS OF U.S. DOLLARS)




                                            ADDITIONS
                      BALANCE AT        CHARGED TO COSTS                        BALANCE AT
YEAR              BEGINNING OF YEAR        AND EXPENSE       DEDUCTIONS (1)     END OF YEAR
----              -----------------        -----------       --------------     -----------
1999 .........         $14,212               $ 2,129            $ (2,417)         $13,924
2000 .........          13,924                 7,149              (5,779)          15,274
2001 .........          15,274                11,102              (4,319)          22,057

----------
(1) Primarily write-offs, net recoveries and foreign currency translation adjustments.

                           MOORE CORPORATION LIMITED
                          ANNUAL REPORT ON FORM 10-K
                                 EXHIBIT LIST

3.1(a) Articles of Amalgamation (incorporated by reference from Exhibit 3(a) to the Annual Report on Form 10-K for the year ended December 31, 1992)

3.1(b) Amendment of Articles of Amalgamation (incorporated by reference from Exhibit 3.1(b) to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2001)

3.2 By-Laws (incorporated by reference from Exhibit 3(g) to Annual Report on Form 10-K for the year ended December 31, 1989)

4.1 Note Purchase Agreement, dated as of March 25, 1999 among Moore Corporation Limited, Moore North America Finance, Inc. and the Purchasers named therein related to U.S. $85,500,000 principal amount of 7.84% Senior Guaranteed Notes, Series A Due March 25, 2006 and U.S. $114,500,000 principal amount of 8.05% Senior Guaranteed Notes, Series B Due March 25, 2009 (incorporated by reference from Exhibit 4.1 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2001)

4.2 Debenture Purchase Agreement, dated as of December 12, 2000 between Moore Corporation Limited and Chancery Lane/GSC Investors L.P. (incorporated by reference from Exhibit 4.2 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2001)

4.3 8.70% Subordinated Convertible Debenture due June 30, 2009 issued to Chancery Lane/GSC Investors L.P. (incorporated by reference from
         Exhibit 4.3 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2001)

4.4 Standstill Agreement, dated December 21, 2000 among Moore Corporation Limited, Chancery Lane/GSC Investors L.P. and CLGI, Inc. (incorporated by reference from Exhibit 4.4 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2001)

4.5 Registration Rights Agreement, dated as of December 21, 2000 between Moore Corporation Limited and Chancery Lane/GSC Investors L.P. (incorporated by reference from Exhibit 4.5 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2001)

10.1 Supplemental Executive Retirement Plan for Designated Executives -- B (incorporated by reference from Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2001)*

10.2     2001 Long Term Incentive Plan*

10.3 Employment Agreement, dated December 11, 2000, between Moore Corporation Limited and Robert G. Burton (incorporated by reference from Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2001)*

10.4 Employment Agreement, dated as of December 11, 2000, between Moore Corporation Limited and Robert B. Lewis (incorporated by reference from
         Exhibit 10.3 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2001)*

10.5 Employment Agreement, dated as of December 11, 2000, between Moore Corporation Limited and James E. Lillie (incorporated by reference from
         Exhibit 10.4 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2001)*

10.6 Employment Agreement, dated as of December 11, 2000, between Moore Corporation Limited and Mark S. Hiltwein*

10.7 Employment Agreement, dated as of December 11, 2000, between Moore Corporation Limited and Thomas J. Quinlan, III*

10.8 Offer letter, dated January 2, 2001, between Moore Corporation Limited and Thomas W. Oliva*

10.9 Offer letter, dated January 10, 2001, between Moore Corporation Limited and Dean E. Cherry*


10.10 Amended Restated Credit Agreement, dated as of August 15, 1999, among FRDK, Inc., as the Borrower, Moore Corporation Limited, as Parent and a Guarantor, Certain Subsidiaries of the Parent, named therein, as Subsidiary Guarantors, Certain Financial Institutions named therein, as the Lenders and the Bank of Nova Scotia, as Agent for the Lenders (incorporated by reference from Exhibit 10.5 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2001)


11       Calculation of Earnings and Earnings Per Share


21       Subsidiaries of the Registrant


23.1     Consent of PricewaterhouseCoopers LLP Chartered Accountants


23.2     Consent of Deloitte & Touche LLP Chartered Accountants


----------
*     Management contract or compensation plan or arrangement