Form 10-Q
period 2002-03-31
MOORE CORPORATION LTD
filed 2002-05-15
CIK 67931

--------------------------------------------------------------------------------
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

   FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002 COMMISSION FILE NUMBER 1-8014


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

                                 YES [X] NO [ ]

At May 10, 2002, 111,437,401 shares of the registrant's common shares, without par value were outstanding.

--------------------------------------------------------------------------------

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                            MOORE CORPORATION LIMITED
                           CONSOLIDATED BALANCE SHEETS
                         (IN THOUSANDS OF U.S. DOLLARS)

                                                                 MARCH 31,         DECEMBER 31,
                                                                   2002                2001
                                                                -----------        ------------
                                                                (UNAUDITED)
ASSETS
Current Assets
     Cash and cash equivalents                                  $   59,343           $   84,855
     Accounts receivable, less allowance for                       364,285              336,153
         doubtful accounts of $22,736 (2001 - $22,057)
     Inventories (Note 2)                                          135,887              128,421
     Prepaid expenses                                               19,148               13,544
     Deferred income taxes                                          18,194               13,566
                                                                ----------           ----------

         Total current assets                                      596,857              576,539

Property, plant and equipment, net                                 299,882              307,640
Investments                                                         32,789               32,204
Prepaid pension costs                                              215,047              215,752
Goodwill and other intangibles (Note 3)                            100,967               42,294
Deferred income taxes                                               40,109               47,651
Other assets                                                       101,014              114,906
                                                                ----------           ----------

TOTAL ASSETS                                                    $1,386,665           $1,336,986
                                                                ==========           ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
Current Liabilities
     Bank indebtedness                                          $   31,001           $   56,181
     Accounts payable and accrued liabilities                      480,726              486,626
     Short-term debt (Note 4)                                       77,894               18,034
     Income taxes                                                   28,754               27,677
     Deferred income taxes                                             229                  324
                                                                ----------           ----------

         Total current liabilities                                 618,604              588,842

Long-term debt                                                     109,720              111,062
Postretirement benefits                                            240,822              239,664
Deferred income taxes                                               15,009               13,705
Other liabilities                                                   60,241               51,263
Minority interest                                                   11,167               11,200
                                                                ----------           ----------

         Total liabilities                                       1,055,563            1,015,736
                                                                ----------           ----------

SHAREHOLDERS' EQUITY
Share Capital                                                      398,195              397,761
     Authorized:
     Unlimited number of preference (none outstanding
         for 2002 and 2001) and common shares without
            par value
     Issued:  111,828,901 common shares - 2002
              111,803,651 common shares - 2001
Retained earnings                                                   63,289               51,666
Cumulative translation adjustments                                (130,382)            (128,177)
                                                                ----------           ----------

         Total shareholders' equity                                331,102              321,250
                                                                ----------           ----------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                      $1,386,665           $1,336,986
                                                                ==========           ==========


(See notes to the consolidated financial statements)

                            MOORE CORPORATION LIMITED
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                   THREE MONTHS ENDED MARCH 31, 2002 AND 2001
              (IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                         2002           2001
                                                      -----------    ----------

Net sales                                               $ 529,501     $ 574,196

Cost of sales                                             361,008       460,932
Selling, general and administrative expenses              124,478       186,942
Restructuring provision (Note 5)                                -        66,651
Depreciation and amortization (includes impairment
   charge of $0 for 2002 and $60,356 for 2001)             22,155        88,985
                                                        ---------     ---------

Total operating expenses                                  507,641       803,510
                                                        ---------     ---------

Income (loss) from operations                              21,860      (229,314)

Investment and other income (expense)                      (1,495)       (3,725)
Interest expense, net                                       2,611         6,091
                                                        ---------     ---------

Earnings (loss) before income taxes                        17,754      (239,130)
and minority interest

Income tax expense (recovery)                               4,794       (38,097)
Minority interest                                             467           427
                                                        ---------     ---------

     Net earnings (loss)                                $  12,493     $(201,460)
                                                        =========     =========
     Net earnings (loss) per common share:

         Basic                                          $    0.11     $   (2.28)
                                                        ---------     ---------

         Diluted                                        $    0.11     $   (2.28)
                                                        ---------     ---------
     Average number of common shares outstanding
     (in thousands):

         Basic                                            111,848        88,457
                                                        ---------     ---------

         Diluted                                          114,269        88,457
                                                        ---------     ---------





(See notes to the consolidated financial statements)

                            MOORE CORPORATION LIMITED
                  CONSOLIDATED STATEMENTS OF RETAINED EARNINGS
                   THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                         (IN THOUSANDS OF U.S. DOLLARS)
                                   (UNAUDITED)

                                                     2002              2001
                                                   ---------        ---------

Balance, beginning of period                       $  51,666        $ 431,821

Net earnings (loss)                                   12,493         (201,460)

Repurchase of common shares                             (870)               -

Subordinated convertible debentures                        -             (181)

Dividends (5(cent)per share in 2001)                       -           (4,423)
                                                   ---------        ---------

Balance, end of period                             $  63,289        $ 225,757
                                                   =========        =========




(See notes to the consolidated financial statements)

                            MOORE CORPORATION LIMITED
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                         (IN THOUSANDS OF U.S. DOLLARS)
                                   (UNAUDITED)

                                                           2002          2001
                                                        ---------     ---------
OPERATING ACTIVITIES
Net earnings (loss)                                     $  12,493     $(201,460)
Adjustments to reconcile net cash provided
 by operating activities:
     Depreciation and amortization                         22,155        88,985
     Net loss on sale of other assets                           -         4,225
     Restructuring provision, net of cash paid                  -        55,540
     Pension settlement                                         -       102,015
     Deferred income taxes                                  4,268       (38,841)
     Other                                                  1,209         1,086
Changes in operating assets and liabilities:

     Accounts receivable, net                             (18,887)       22,751
     Inventories                                           (1,777)       (2,941)
     Accounts payable and accrued liabilities             (16,375)      (18,237)
     Income taxes                                             933        (1,827)
     Other                                                 (2,352)       (7,733)
                                                        ---------     ---------

Net cash provided by operating activities                   1,667         3,563

INVESTING ACTIVITIES
Property, plant and equipment, net                         (2,615)       (7,100)
Increase in long-term receivables                          (1,475)       (1,734)
Acquisition of business                                   (57,202)            -
Proceeds from sale of other assets and investments              -        12,526
Software expenditures                                        (521)       (1,808)
Deferred charges                                              425           719
Other                                                        (329)        1,090
                                                        ---------     ---------

Net cash (used in) provided by investing activities       (61,717)        3,693

FINANCING ACTIVITIES
Dividends                                                       -        (4,423)
Net change in short-term debt                              59,860          (804)
Proceeds from issuance of long-term debt                        -        45,000
Payments on long-term debt                                   (608)       (5,528)
Issuance (repurchase) of common shares, net                  (436)            -
Other                                                        (317)         (423)
                                                        ---------     ---------

Net cash provided by financing activities                  58,499        33,822

Effect of exchange rate on cash                             1,219           237
                                                        ---------     ---------

Net (decrease) increase in cash                              (332)       41,315
Cash and cash equivalents at beginning of period (a)       28,674         7,110
                                                        ---------     ---------

Cash and cash equivalents at end of period (a)          $  28,342     $  48,425
                                                        =========     =========

Supplemental disclosure of cash flows information:

Interest paid                                           $   4,345     $  10,624
Income taxes paid                                           1,649         1,452


(a) Cash and cash equivalents are defined as cash and short-term securities less bank indebtedness.

(See notes to the consolidated financial statements)

MOORE CORPORATION LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(TABULAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE DATA)


1.     BASIS OF PRESENTATION

The accompanying consolidated interim financial statements have been prepared by Moore Corporation Limited in accordance with the recommendations of the Canadian Institute of Chartered Accountants' (CICA) Handbook Section 1751 Interim Financial Statements. As permitted by these standards, these interim financial statements do not include all information required by Canadian generally accepted accounting principles to be included in annual financial statements. However, the Corporation considers that the disclosures made are adequate for a fair presentation. Comparative figures have been reclassified where appropriate to conform to the current presentation. Net sales and net earnings for any interim period are not necessarily indicative of results that may be expected for the entire year.

These consolidated interim financial statements are prepared in accordance with the accounting policies described in the Corporation's latest Annual Report on Form 10-K and should be read in conjunction with the consolidated financial statements and the notes thereto included in the Corporation's latest Annual Report on Form 10-K.

The consolidated financial statements have been prepared in conformity with Canadian generally accepted accounting principles, and, as such include estimates and assumptions of management that affect the amounts reported in the consolidated financial statements. Actual results could differ from these estimates.

Effective January 1, 2002, the Corporation adopted the recommendations of the CICA Handbook Section 1650 - Foreign Currency Translation. The amendment to this standard eliminated the deferral and amortization of unrealized gains and losses on non-current monetary assets and liabilities and requires that exchange gains or losses arising on translation of a foreign currency denominated non-monetary item carried at market be included in income in the current reporting period. The adoption of this section did not have any material impact on the Corporation's financial position or results of operations.

Effective January 1, 2002, the Corporation adopted the recommendations of the CICA Handbook Section 3062 - Goodwill and Other Intangible Assets. In accordance with this accounting standard, goodwill and other intangible assets with indefinite lives are no longer amortized but will be assessed for impairment on an annual basis or as events or circumstances change that indicate goodwill or other intangibles of a reporting unit may be impaired. The adoption of this section did not have a material impact on the Corporation's financial position or results of operations. The pro forma impact on the results of operations for 2001 has been disclosed in Note 3.

Effective January 1, 2002 the Corporation adopted the recommendations of the CICA Handbook Section 3870, Stock-Based Compensation and Other Stock-Based Payments. This standard, which establishes a fair value-based method of accounting for stock-based compensation plans, also permits an election to continue to use an intrinsic value-based method with disclosures on a pro forma basis of net income and earnings per share under the new method. The Corporation continues to measure compensation cost for its employee stock compensation plans using the intrinsic value-based method of accounting, which generally does not result in compensation costs. There were no such stock-based awards issued during the three months ended March 31, 2002.

2.       INVENTORIES

                                        March 31,          December 31,
                                          2002                2001
                                       ----------          -----------

Raw materials                            $ 42,182             $ 39,452
Work-in-process                            10,546               10,048
Finished goods                             79,478               75,149
Other                                       3,681                3,772
                                       ----------          -----------
Total                                    $135,887             $128,421
                                       ==========          ===========

MOORE CORPORATION LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(TABULAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE DATA)


3.       GOODWILL AND OTHER INTANGIBLE ASSETS

The changes in the carrying value of goodwill and other intangible assets by business segment for the quarter ended March 31, 2002 are as follows:

                                Forms
                              and Labels   Outsourcing   Commercial      Total
                              ----------   -----------   ----------    --------
Balance at January 1, 2002     $39,440        $ 437        $ 2,417     $ 42,294
Goodwill and intangibles
  from acquisitions                  -       11,585         47,334       58,919
Amortization expense                 -         (219)           (27)        (246)
                               -------      -------        -------     --------
Balance at March 31, 2002      $39,440      $11,803        $49,724     $100,967
                               =======      =======        =======     ========

The total intangible asset amortization expense for the quarter ended March 31, 2001 was $1.4 million.

Other intangible assets consist primarily of customer lists which are amortized over their estimated useful lives.

The Corporation has made recent acquisitions and is in the process of valuing the net assets acquired as described in Note 12 and anticipates these valuations will be completed by the second quarter of 2002. The Corporation believes that the purchase price adjustments will not have a material impact on earnings for the quarter.

In accordance with CICA 3062, the table below provides a reconciliation of the reported net loss for the three months ended March 31, 2001 to the pro forma net loss, which excludes previously recorded goodwill amortization:

                                                              Loss Per Share
                                                           --------------------
For the Three Months Ended March 31, 2001      Loss          Basic      Diluted
-----------------------------------------   -----------    ---------    -------
Net loss, as reported                         $(201,460)    $(2.28)      $(2.28)
Add back:  Goodwill amortization                    555       0.01         0.01
                                            -----------    ---------    -------
Pro forma net loss                            $(200,905)    $(2.27)      $(2.27)
                                            ===========    =========    =======

4.     DEBT

The Corporation has a $168.0 million committed revolving term facility that matures on August 5, 2002 and is subject to a number of financial covenants that are calculated on a quarterly basis including, but not limited to, tests of net worth, leverage and interest coverage. At March 31, 2002 $70.0 million was drawn down under the facility versus $15.0 million at December 31, 2001. The Corporation is currently negotiating a new credit facility and expects to enter into a new credit facility by the end of the second quarter of 2002, however, the Corporation cannot give any assurance that it will be able to obtain a new credit facility.

5.     RESTRUCTURING AND OTHER NON-RECURRING CHARGES

For the three months ended March 31, 2001, the Corporation recorded a pretax restructuring provision of $66.7 million as follows:

Forms and Labels                    $ 12,485
Outsourcing                            3,869
Commercial                            17,082
Corporate                             33,215
                                    --------
Total                               $ 66,651
                                    ========

The restructuring charge of $66.7 million recorded during the first quarter of 2001 was directed at streamlining the Corporation's process and significantly reducing the cost structure. Included in the charge is $34.6 million for severance and termination benefits for 1,146 employees (substantially all were terminated as of March 31, 2002), $29.3 million for lease terminations and facility closings, $1.3 million for onerous contracts and $1.5 million for other incremental exit costs. The Corporation expects that substantially all remaining severance payments will occur by the end of the second quarter of 2002.

MOORE CORPORATION LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(TABULAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE DATA)


5.       RESTRUCTURING AND OTHER NON-RECURRING CHARGES (Continued)

Certain of the Corporation's facility lease obligations may continue until 2010; however, actual results could vary based upon market conditions and the Corporation's ability to sublease these properties. Any potential recovery or additional charge may affect amounts reported in the consolidated financial statements of future periods.

The reconciliation of the restructuring liability as of March 31, 2002 is as follows:

                            December 31,      Cash          March 31,
                               2001           Paid            2002
                             --------       --------        --------
Employee terminations        $ 41,955       $ (9,963)       $ 31,992
Other                          84,718         (3,313)         81,405
                             --------       --------        --------
                             $126,673       $(13,276)       $113,397
                             ========       ========        ========

For the three months ended March 31, 2001, the Corporation also recorded other non-recurring charges consisting of a loss of $102.0 million from the partial settlement of the U.S. pension plan, curtailed as of December 31, 2000 (included in cost of sales and selling, general and administrative expense); $0.9 million relating to the replacement of senior executive officers included in selling, general and administrative expense; and non-cash charges of $8.3 million for plant closures and $3.8 million for abandoned information technology projects, each related to asset impairments (included in depreciation and amortization expense).

6.       DISPOSITION AND ASSETS HELD FOR DISPOSITION

In the fourth quarter of 2001, the Corporation classified a non-core business as an asset held for disposition and the carrying value was adjusted to its net recoverable amount. Included in the results of the Commercial segment for the three months ended March 31, 2002 and 2001 are sales of $50.1 million and $52.0 million, respectively, and operating income and loss of $2.8 million and $1.0 million, respectively, related to this business.

During 2001, the Corporation divested certain non-core assets in Europe and an investment in common shares and secured convertible notes receivable. As a result of these transactions, the Corporation received total consideration of $12.5 million and recorded a loss on disposition of $7.1 million, net of tax of $3.9 million. Included in the Corporation's results of operations for the three months ended March 31, 2001 are sales of $7.5 million and loss from operations of $0.1 million from divested assets.

During the first quarter of 2001, the Corporation formalized plans to dispose of other non-core assets within the Commercial segment, and recorded a non-cash charge, included in depreciation and amortization expense, of $45.7 million (net of $2.6 million in taxes), based upon anticipated proceeds from disposition. Net sales and operating loss contributed by these assets were $18.7 million and $49.8 million, respectively, for the three months ended March 31, 2001. The Corporation disposed of these assets in the fourth quarter of 2001.

7.     RECONCILIATION TO U.S. GAAP

The following summarizes the significant accounting differences between Canadian GAAP and U.S. GAAP that give rise to the differences disclosed in the U.S. GAAP reconciliation.

PENSIONS AND POSTRETIREMENT BENEFITS
The adoption of CICA 3461, Employee Future Benefits, effective January 1, 2000, eliminated all significant differences in the method of accounting for these costs under Canadian GAAP and U.S. GAAP. The transitional rules for implementing CICA 3461 continue to result in United States GAAP reporting differences. Under CICA 3461, all past net gains (losses), net assets and prior service costs were recognized as of January 1, 2000. Under U.S. GAAP, net gains (losses), net assets and prior service costs which occurred before January 1, 2000 were recognized over the appropriate amortization period.

MOORE CORPORATION LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(TABULAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE DATA)


7.     RECONCILIATION TO U.S. GAAP (Continued)

STATEMENT OF CASH FLOWS
For Canadian GAAP, the Statements of Cash Flows disclose the net change in cash resources, which is defined as cash less bank indebtedness. U.S. GAAP requires the disclosure of cash and cash equivalents. Under U.S. GAAP, net cash provided by financing activities for the three months ended March 31, 2002 and 2001 would be $33.3 million and $43.0 million, respectively. Cash and cash equivalents were $59.3 million and $87.1 million at March 31, 2002 and 2001, respectively.

ACCOUNTING FOOR CERTAIN INVESTMENT IN DEBT AND EQUITY SECURITIES
U.S. GAAP requires unrealized gains (losses) on available-for-sale securities to be reported as a net amount in a separate component of shareholders' equity until realized, whereas under Canadian GAAP such investments are recorded at cost with no effect on net income or shareholders' equity.

STOCK COMPENSATION
The adoption of CICA 3870, Stock-Based Compensation and Other Stock-Based Compensation, effectively eliminated any prospective differences in accounting for these costs between Canadian GAAP and U.S. GAAP. Prior to CICA 3870, recognition of compensation expense was not required for the Corporation's Series I Preferences Shares, whereas under U.S. GAAP the benefits were accrued based on the terms of the plan. The transition rules for CICA 3870 will continue to generate differences in the compensation expense recognized for the Series I Preference Shares.

COMPREHENSIVE INCOME
U.S. GAAP requires disclosure of comprehensive income and its components. Comprehensive income is the change in equity of the Corporation from transactions and other events other than those resulting from transactions with owners, and is comprised of net income and other comprehensive income. The only components of other comprehensive income for the Corporation are unrealized foreign currency translation adjustments and unrealized gains (losses) on available-for-sale securities. Under Canadian GAAP, there is no standard for reporting comprehensive income.

BUSINESS PROCESS REENGINEERING
Under U.S. GAAP, business process reengineering activities are expensed as incurred. Prior to October 28, 1998, Canadian GAAP permitted these costs to be capitalized or expensed. Subsequent to October 28, 1998, Canadian GAAP requires the cost of business process reengineering activities to be expensed as incurred. Prior to October 28, 1998, the Corporation capitalized business process reengineering costs and classified them as computer software.

CONVERTIBLE DEBENTURES
Canadian GAAP requires that a portion of the subordinated convertible debentures be classified as equity. The difference between the carrying amount of the debenture and contractual liability is amortized to earnings. U.S. GAAP would classify the subordinated convertible debentures as a liability. Under U.S. GAAP, when convertible debt is converted to equity securities pursuant to an inducement offer, the debtor is required to recognize in earnings, the fair value of all securities and other consideration transferred in excess of the fair value of the securities issuable in accordance with the original conversion terms. Under Canadian GAAP, the fair value of the securities issued is charged to retained earnings. Also under Canadian GAAP, certain other contingent consideration is not recognized until paid; whereas under U.S. GAAP such contingent consideration is recorded fair value each reporting period. Under U.S. GAAP, when convertible debt is converted to equity securities, any unamortized deferred debt issuance costs are charged to share capital. Under Canadian GAAP, these costs are charged to earnings.

MOORE CORPORATION LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(TABULAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE DATA)


The following tables provides information required under United States GAAP:

                                                         Three months ended
                                                              March 31,
                                                         2002           2001
                                                       ---------     ---------

Net earnings  (loss) as reported                       $  12,493     $(201,460)
U.S. GAAP Adjustments:
     Pension expense                                          18       173,548
     Postretirement benefits                               4,322         4,382
     Capitalized software                                  1,691         3,892
     Debt conversion costs                                 1,265             -
     Stock-based compensation expense                     (2,596)            -
     Interest expense                                          -          (181)
     Income taxes                                         (2,352)      (71,818)
                                                       ---------     ---------

Net earnings (loss) as determined under U.S. GAAP      $  14,841     $ (91,637)
                                                       ---------     ---------
Earnings (loss) per share:
     Basic                                             $    0.13     $   (1.04)
     Diluted                                           $    0.13     $   (1.04)
Average shares (in thousands):
     Basic                                               111,848        88,457
     Diluted                                             113,014        88,457

Comprehensive income (loss):
Net earnings (loss) U.S. GAAP                          $  14,841     $ (91,637)
Other comprehensive income (loss):
     Cumulative translation adjustments                   (2,205)       (2,642)
     Reclassification of losses included in income             -          (798)
                                                       ---------     ---------

Total comprehensive income (loss)                      $  12,636     $ (95,077)
                                                       =========     =========


Balance Sheet Items:                                 March 31, 2002                    December 31, 2001
                                              As reported       U.S. GAAP        As reported        U.S. GAAP
                                              -----------       ---------        -----------        ---------
Net pension asset                               $(187,026)       $(118,688)        $(188,024)       $(119,668)
Other assets - computer software                  (90,360)         (59,751)          (89,763)         (57,463)
Postretirement benefits                           240,822          378,523           239,664          381,687
Deferred taxes, net                               (43,065)        (128,507)          (47,188)        (134,982)
Accounts payable and accrued liabilities          480,726          480,756           486,626          485,325
Cumulative translation adjustments               (130,382)         (95,198)         (128,177)         (92,993)
Share capital                                     398,195          385,193           397,761          384,759
Retained earnings (deficit)                        63,289         (110,129)           51,666         (124,100)

Interest expense is net of investment income of $0.4 million and $1.1 million for the three months ended March 31, 2002 and 2001, respectively.

MOORE CORPORATION LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(TABULAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE DATA)


8.       SEGMENT INFORMATION

In December 2000, the Corporation changed its executive management and the Board of Directors and established a new strategic initiative that resulted in the establishment of a new operating platform during the third quarter of 2001. This realignment was made in order to segregate non-print related businesses and align core businesses to take advantage of synergies and capitalize on core competencies. The new segmentation reflects management's current structure with regard to management's process for making decisions as it relates to resource allocation and performance evaluation. During the first quarter of 2001, the Corporation operated in three reportable segments as follows: Moore North America, Integrated Business Solutions, and International and Other. Prior year segment information has been reclassified to conform to the current year presentation.

The Corporation operates in the printing industry with three distinct operating segments based on the way management assesses information on a regular basis for decision-making purposes. The three segments are Forms and Labels, Outsourcing and Commercial. These segments market print and print related products and services to a geographically diverse customer base.

Three months ended                              Forms and
March 31, 2002                                    Labels         Outsourcing        Commercial        Consolidated
-------------------------------------------    -----------       -----------        ----------        ------------
Total revenue                                     $281,062          $ 98,148          $154,183           $ 533,393
Intersegment revenue                                  (945)             (449)           (2,498)             (3,892)
                                               -----------       -----------        ----------        ------------
Sales to customers outside the enterprise          280,117            97,699           151,685             529,501
Segment operating profit                            30,040            20,968            12,060              63,068
Non-operating expenses                                   -                 -                 -             (41,208)
                                                                                                      ------------
Income from operations                                                                                      21,860
Segment assets                                     585,584           127,571           355,898           1,069,053
Corporate assets, including investments
                                                                                                           317,612
                                                                                                      ------------
Total assets                                                                                             1,386,665
Depreciation and amortization                       14,080             4,057             4,018              22,155
Capital expenditures                                 1,077               899               881               2,857


Three months ended                              Forms and
March 31, 2001 (Reclassified)                     Labels         Outsourcing        Commercial        Consolidated
-------------------------------------------    -----------       -----------        ----------        ------------
Total revenue                                     $305,672           $98,176          $177,173           $ 581,021
Intersegment revenue                                     -              (289)           (6,536)             (6,825)
                                               -----------       -----------        ----------        ------------
Sales to customers outside the enterprise          305,672            97,887           170,637             574,196
Segment operating profit (loss)                        608            15,242           (64,326)            (48,476)
Non-operating expenses                                   -                 -                 -            (180,838)
                                                                                                      ------------
Loss from operations                                                                                      (229,314)
Segment assets                                     672,009           110,236           395,350           1,177,595
Corporate assets, including investments
                                                                                                           389,520
                                                                                                      ------------
Total assets                                                                                             1,567,115
Depreciation and amortization                       25,674             4,420            58,891              88,985
Capital expenditures                                 2,620             5,115                 -               7,735

9.     PENDING LITIGATION

At March 31, 2002, certain lawsuits and other claims were pending against the Corporation. While the outcome of these matters is subject to future resolution, management's evaluation and analysis of such matters indicates that, individually and in the aggregate, the probable ultimate resolution of such matters will not have a material effect on the Corporation's consolidated financial statements.

MOORE CORPORATION LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(TABULAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE DATA)


10.    EARNINGS PER SHARE

                                                 For the Three Months Ended
                                                         March 31,
                                                    2002            2001
                                                 ---------       ---------

Net earnings (loss)                              $  12,493       $(201,460)
                                                 ---------       ---------
Weighted average number of common shares
outstanding:
Basic                                              111,848          88,457
Dilutive options                                     2,421               -(a)
                                                 ---------       ---------
Diluted                                            114,269          88,457
                                                 ---------       ---------

Earnings (loss) per share
  Basic                                          $    0.11       $   (2.28)
  Diluted                                        $    0.11       $   (2.28)

(a) For 2001, the diluted common shares outstanding excludes potentially dilutive items as their effect would be anti-dilutive.

11.    ENVIRONMENTAL

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

12.    ACQUISITIONS

During the three months ended March 31, 2002 the Corporation acquired The Nielsen Company, a commercial printer. The Corporation has made preliminary estimates that the cost exceeds the estimated fair value of the net assets acquired by approximately $47.3 million. The Corporation will finalize valuations for certain assets and contingent liabilities during the second quarter of 2002 and adjust the carrying value of goodwill and other intangibles accordingly. The pro forma disclosures of the Nielsen acquisition have been excluded due to immateriality.

On December 31, 2001 the Corporation completed its acquisition of certain assets of the relating to the Document Management Services business of IBM Canada Ltd. The aggregate cost of the assets acquired was $14.6 million, including fees and expenses. During the first quarter of 2002, the Corporation estimates the cost exceeds the estimated fair value of net assets acquired by approximately $11.6 million. The Corporation will finalize valuations for certain assets and contingent liabilities during the second quarter of 2002 and adjust the carrying value of goodwill and other intangibles accordingly.

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

The following discussion includes information on a consolidated basis presented in accordance with Generally Accepted Accounting Principles (GAAP) in Canada. This discussion is supplemented by a discussion of segment operating income before deductions for 2001 restructuring and non-recurring charges, including the impairment of long-lived assets and a pension settlement. This supplemental discussion of operating results before certain charges in 2001 should be read in conjunction with the Corporation's reported consolidated financial statements.

Consolidated results of operations for the three months ended March 31, 2002 and 2001 are shown in the accompanying consolidated statements of operations.

       RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2002 AS
                COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2001

CONSOLIDATED

Net sales for the three months ended March 31, 2002 were $529.5 million, representing a $44.7 million or 7.8% decrease from the same period last year. The decrease primarily results from sales declines in the U.S. and Canadian Forms and Labels business ($18.9 million) primarily related to the decision to exit certain non-core products; the divestiture of the Phoenix business
($18.7 million); various other divestitures in Europe ($7.5 million); and the devaluation of certain foreign currencies ($7.2 million). The decrease was partially offset by sales from new acquisitions ($19.1 million).

Cost of sales decreased $99.9 million to $361.0 million or 68.2% of consolidated net sales for the first quarter of 2002 compared to 80.3% in 2001. The percentage decrease was primarily due to the non-recurring charge of $61.2 million for the partial settlement of the U.S. pension plan included in cost of sales for the first quarter of 2001 and lower sales volumes. Excluding this charge, cost of sales would have been 69.6% of consolidated net sales for the first quarter of 2001. The Corporation anticipates further cost reductions resulting from increasing production efficiencies and partnering with suppliers.

Selling, general and administrative costs decreased $62.5 million to $124.4 million or 23.5% of consolidated net sales for the three months ended March 31, 2002 compared to $186.9 million or 32.6% in 2001. Included in selling, general and administrative costs for the first quarter of 2001 was $40.8 million related to the U.S. pension settlement. Excluding this charge in 2001, selling, general and administrative costs would have been 25.3% of consolidated net sales. The remaining $21.7 million incremental selling, general and administrative reduction in 2002 compared to 2001 was attributable to the benefits achieved from the Corporation's 2001 restructuring activities and an overall focus on efficiencies.

Depreciation and amortization expense was $22.2 million and $89.0 million for the three months ended March 31, 2002 and 2001, respectively. The decrease of $66.8 million is primarily due to 2001 non-cash charges of $48.3 million related to goodwill written down to its net recoverable amount for assets held for disposition and $12.1 million for asset impairments, including plant closures and abandoned information technology projects.

Income from operations was $21.9 million for the first quarter of 2002 compared to a loss from operations of $229.3 million for the same prior year period. This improvement results from the benefits achieved from restructuring and other non-recurring charges that were included in the first quarter 2001. Excluding the impact of these charges, income from operations increased $21.2 million for 2002 due to improved operating results across all business segments, as described below.

MOORE CORPORATION LIMITED
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Net interest expense decreased by $3.5 million to $2.6 million for the three months ended March 31, 2002. This decrease is attributable to the redemption of $100 million of senior guaranteed notes and the conversion of the Corporation's $70.5 million subordinated convertible debentures, both in December 2001.

The 2002 effective income tax rate was 27.0% versus a 15.9% benefit in 2001. The 2002 effective rate was affected by the Corporation's lower tax rates in other non-U.S. jurisdictions.

Net earnings for the three months ended March 31, 2002 increased $214.0 million over the prior year to $12.5 million, or $0.11 per diluted share as a result of cost savings generated by the 2001 restructuring activities. This increase primarily relates to the restructuring and other non-recurring charges that were included in the three months ended March 31, 2001.

RESTRUCTURING AND OTHER NON-RECURRING CHARGES

There were no restructuring or other non-recurring charges recorded for the three months ended March 31, 2002.

During the first quarter of 2001, the Corporation recorded restructuring and other non-recurring charges totaling $194.2 million, net of taxes, or $2.20 per diluted share. These charges can be categorized as follows:

     - Restructuring provisions of $66.7 million, primarily related to workforce reductions, lease terminations and other costs;
     - Non-cash charges related to asset impairment of $12.1 million, included in depreciation and amortization expense;
     - Severance of $0.9 million related to the replacement of senior executive officers;
     - Loss on disposal of non-core assets of $7.1 million (net of $3.9 million in taxes), included in investment and other income;
     - Write-down of non-core business held for sale of $45.7 million (net of $2.6 million in taxes); and
     - Loss of $61.7 million (net of $40.3 million in taxes), from the partial settlement of the U.S. pension plan.

The following table and management discussion summarizes the operating results of the Corporation's business segments, excluding for 2001 the impact of the restructuring and other non-recurring charges previously discussed.

For the three
Months ended March 31,                                                      Income (loss) from
(In millions of U.S. dollars)                Sales                            operations (1)
-----------------------------     ---------------------------         -----------------------------
                                    2002              2001               2002                2001
                                  ---------        ----------         ---------           ---------
Forms and Labels                  $   280.1        $    305.7         $    30.0           $    13.8
Outsourcing                            97.7              97.9              21.0                19.5
Commercial                            151.7             170.6              12.1                 5.6
Corporate                                 -                 -             (41.2)              (38.2)
                                  ---------        ----------         ---------           ---------
   Total                          $   529.5        $    574.2         $    21.9           $     0.7
                                  =========        ==========         =========           =========

(1) 2001 results presented net of above noted items.

Net income for the three months ended March 31, 2002 was $12.5 million or $0.11 per diluted share. For the same period in 2001, net of the above noted items, the Corporation reported a net loss of $7.3 million or $0.08 per diluted share.

MOORE CORPORATION LIMITED
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS


FORMS AND LABELS

Net sales for the three months ended March 31, 2002 decreased $25.6 million or 8.4%, primarily due to declines in the North American Forms and Labels business, due to the Corporation's decision in 2001 to exit non-core products ($14.1 million) and volume declines due to the economy offset by new customers. In Latin America, sales declined by $6.7 million primarily due to the devaluation of various foreign currencies.

Operating income for the three month period ended March 31, 2002 increased by $16.2 million to $30.0 million, primarily due to the Corporation's decision to streamline its Forms and Labels operations, including the elimination of non-customer critical positions, productivity improvements (waste reductions and higher throughput), and the aforementioned exiting of non-core products.

OUTSOURCING

Net sales were relatively consistent, $97.7 million and $97.9 million for the three months ended March 31, 2002 and 2001, respectively. Growth achieved from new and existing customers in the financial, insurance, and telecommunications markets, combined with the acquisition of the Document Management Services business of IBM Canada Ltd., was offset by declines in the prepaid telephone card market resulting from a delay in the timing of orders, as well as the impact of the decision to exit the manufacture of certain non-secured stored value cards.

Operating income for the three months ended March 31, 2002 increased $1.5 million, or 7.7%, due to cost savings achieved through workforce reductions and cost containment.

COMMERCIAL

Net sales declined by $18.9 million or 11.1% due to the divesture of the Phoenix business unit ($18.7 million) and divestitures in Europe ($7.5 million). Excluding these divestitures, net sales increased $7.3 million primarily as a result of the acquisition of The Nielsen Company on January 31, 2002 and increased volumes in the direct mail business.

Operating income for the first quarter 2002 increased $6.5 million to $12.1 million over the same prior year period. The increase was driven by a $3.4 million increase in the direct mail business due to strong volume growth and cost reductions resulting from the 2001 restructuring activities.

CORPORATE

Increases in operating expenses are due to employee benefit related costs and professional fees.

LIQUIDITY AND CAPITAL RESOURCES

In addition to its cash generated from operations, the Corporation has a $168.0 million committed revolving term facility that matures on August 5, 2002 and is subject to a number of financial covenants that are calculated on a quarterly basis including, but not limited to, tests of net worth, leverage and interest coverage. At March 31, 2002 $70.0 million was drawn down under the facility versus $15.0 million at December 31, 2001. The Corporation is currently negotiating a new credit facility, and expects to enter into a new facility by the end of the second quarter of 2002, however, the Corporation cannot give any assurance that it will be able to obtain a new credit facility. The Corporation also maintains uncommitted bank operating lines in the majority of the domestic markets in which it operates. These lines of credit are maintained to cover temporary cash shortfalls. Available borrowings under these uncommitted facilities amounted to $39.0 million at March 31, 2002, and may be terminated at any time at the Corporation's option. Total availability under these facilities at March 31, 2002 was approximately $137.0 million. In addition, within the next six to twelve months the Corporation expects to receive approximately $150 million, before taxes, fees and transfers to other employee benefit plans, from the termination of the U.S. pension plan. The Corporation has $17.3 million in outstanding letters of credit at March 31, 2002.

MOORE CORPORATION LIMITED
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

An additional source of liquidity at March 31, 2002 was the Corporation's short-term investments in the amount of $43.5 million, which primarily consist of certificate and term deposits, treasury bills and bank notes. These investments are with financial institutions of sound credit rating and are highly liquid as the majority mature within one to seven days and are classified as "cash and cash equivalents."

At March 31, 2002 the Corporation had $100.0 million of senior guaranteed notes outstanding. These notes are divided in two series, $42.8 million and $57.2 million, that mature on March 25, 2006 and 2009 respectively, and bear interest of 7.84% and 8.05% respectively.

As of March 31, 2002, the Corporation met its financial covenants and believes it has sufficient liquidity to complete the restructuring activities initiated in 2001 and effectively manage the financial needs of the businesses.

On February 7, 2002, the Corporation announced a program to repurchase up to $50 million of its shares. The program calls for shares to be purchased on the New York Stock Exchange from time to time depending upon market conditions, market price of the common shares and the assessment of the cash flow needs by the Corporation's management. As of March 31, 2002 the Corporation had repurchased 96,300 shares.

Net cash provided from operating activities was $1.7 million for the three months ended March 31, 2002 compared to $3.6 million for the same period last year. The change was primarily due to changes in working capital, including an increase in days' sales outstanding offset by better operating results in the Corporation's core businesses.

Net cash used by investing activities for the three months ended March 31, 2002 was $61.7 million versus net cash provided of $3.7 million in the same period of 2001. The increased expenditures relate to the acquisition of The Nielsen Company for $57.2 million, net of cash received.

Net cash provided from financing activities for the three months ended March 31, 2002 and 2001 was $58.5 million and $33.8 million, respectively. The increase relates to short-term borrowings used to finance the aforementioned Nielsen acquisition.

As of March 31, 2002 the aggregate amount of outstanding forward contracts was $12.1 million. Unrealized gains and losses from these foreign currency contracts were not significant at March 31, 2002. The Corporation does not use derivative financial instruments for trading purposes.

RECENTLY ISSUED ACCOUNTING STANDARDS NOT YET IMPLEMENTED

Effective January 1, 2002, the Corporation adopted various accounting standards as described in Note 1, none of which had a material affect on the financial statements.

FORWARD-LOOKING STATEMENTS

Statements in this quarterly report on Form 10-Q relating to the future results of the Corporation (including certain "anticipated", "believed", "expected", and "estimated results") and Moore's outlook (including statements as to continued improvement in the Corporation's cost structure and the replacement of the Corporation's credit facility) that are "forward-looking statements" as defined in the U.S. Private Securities Litigation Reform Act of 1995. Readers are cautioned not to place undue reliance on these forward-looking statements and any such forward-looking statements are qualified in their entirety by reference to the following cautionary statements. All forward-looking statements speak only as of the date hereof, are based on current expectations and involve a number of assumptions, risks and uncertainties that could cause the actual results to differ materially from such forward-looking statements. Factors that could cause such material differences include, without limitation, the following:

o    dependence on key management personnel,
o    the effect of competition,
o the effects of paper and other raw material price fluctuations and shortages of supply,
o successful execution of cross-selling, cost containment and other key strategies,
o    successful negotiation, execution and integration of acquisitions,
o    the ability to renegotiate or terminate unprofitable contracts,
o    the ability to divest non-core businesses,

MOORE CORPORATION LIMITED
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS


o    the rate of migration from paper-based forms to digital forms,
o    future growth rates in the Corporation's core businesses,
o the impact of currency fluctuations in the countries in which the Corporation operates,
o    general economic and other factors beyond the Corporation's control and
o other risks and uncertainties detailed from time to time in the Corporation's filings with United States and Canadian securities authorities.

MOORE CORPORATION LIMITED



PART II - OTHER INFORMATION

ITEM 5. OTHER INFORMATION

See note to the consolidated financial statements on page 10 of this report.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits
     o  None

(b) Reports on Form 8-K

On January 9, 2002, the Corporation submitted a Current Report on Form 8-K, dated January 9, 2002, disclosing guidance given at a conference for investors held by CJS Securities on January 9, 2002. At this conference, the Corporation reaffirmed its guidance for fourth quarter 2001 results (earnings per share at least $0.05) and full year 2001 results (approximately $2 billion in revenues and $140 million in EBITDA). Both the earnings per share and EBITDA numbers reflect expected actual results less restructuring and other non-recurring charges.

On January 15, 2002, the Corporation filed a Current Report on Form 8-K, dated January 14, 2002, announcing the agreement to acquire The Nielsen Company.

MOORE CORPORATION LIMITED


Pursuant to the requirements of the Securities Exchange Act of 1934, the Corporation has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           MOORE CORPORATION LIMITED



Date:  May 14, 2002        by: /s/ Mark S. Hiltwein
                               -------------------------------------------------
                               Mark S. Hiltwein
                               Executive Vice President, Chief Financial Officer

                           by: /s/ Richard T. Sansone
                               -------------------------------------------------
                               Richard T. Sansone
                               Vice President and Controller
                               (Chief Accounting Officer)