Form 10-K/A
period 2001-12-31
MOORE CORPORATION LTD
filed 2002-06-20
CIK 67931

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-K/A

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

     The number of common shares outstanding as of March 26, 2002 was 111,920,573.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Management Information Circular and Proxy Statement, dated March 13, 2002, filed with the Commission pursuant to Regulation 14A, are incorporated by reference into Part III.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                           MOORE CORPORATION LIMITED

                          ANNUAL REPORT OF FORM 10-K
                     FOR THE YEAR ENDED DECEMBER 31, 2001
                               TABLE OF CONTENTS




                                                                                      PAGE
                                                                                     -----
PART I
 Item 1:  Business .................................................................   1
 Item 2:  Properties ...............................................................   7
 Item 3:  Legal Proceedings ........................................................   8
 Item 4:  Submission of Matters to a Vote of Security Holders ......................   8
          Executive Officers of the Registrant .....................................   9
PART II
 Item 5:  Market for Registrant's Common Shares and Related Shareholder
          Matters ..................................................................  11
 Item 6:  Selected Financial Data ..................................................  12
 Item 7:  Management's Discussion and Analysis of Results of Operations and
          Financial Condition ......................................................  13
 Item 7A: Quantitative and Qualitative Disclosures About Market Risk ...............  21
 Item 8:  Financial Statements and Supplementary Data ..............................  23
 Item 9:  Changes in and Disagreements with Accountants on Accounting and
          Financial Disclosure .....................................................  55
PART III
 Item 10: Directors and Executive Officers of the Registrant .......................  56
 Item 11: Executive Compensation ...................................................  56
 Item 12: Security Ownership of Management .........................................  56
 Item 13: Certain Relationships and Related Transactions ...........................  56
PART IV
 Item 14: Exhibits, Financial Statement Schedules and Reports on Form 8-K ..........  57
Signatures .........................................................................  58

Unless otherwise indicated, all dollar amounts in this Annual Report on Form 10-K are expressed in United States currency and all references to "Moore" or the "Corporation" in this Annual Report on Form 10-K refer to Moore Corporation Limited and its subsidiaries. All references herein to the Annual Report on Form 10-K shall mean the Annual Report on Form 10-K for the year ended on December 31, 2001, as amended by this amendment to such Annual Report on Form 10-K.


                                     PART I


ITEM 1. BUSINESS


a) GENERAL DEVELOPMENT OF BUSINESS

     Moore Corporation Limited, a corporation incorporated under the Canada Business Corporations Act, was established in 1882. Moore is an international leader in the management and distribution of print and digital information. Moore operates in three complementary business segments: Forms and Labels, Outsourcing and Commercial. The Forms and Labels business designs, manufactures and sells paper based and electronic business forms and labels and provides electronic print management solutions. The Outsourcing business provides high-quality, high-volume variably imaged print and mail, electronic statement and database management services. The Commercial business produces high-quality, multi-color personalized business communications and provides direct marketing services, including project, database and list management services.

     In 2001, Moore had net sales of $2,154 million and had approximately 11,500 employees worldwide. Moore has its registered office at 6100 Vipond Drive, Mississauga, Ontario, Canada, L5T 2X1 and its executive offices are located at One Canterbury Green, Stamford, Connecticut 06901. The Moore internet address is www.moore.com.

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

   (v) developing a cross-selling program to drive sales growth in the three core print related businesses; and

   (vi) acquiring complementary print-related assets to expand the print offerings Moore is able to provide its customers.

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


b) FINANCIAL INFORMATION ABOUT SEGMENTS

     In December 2000, the Corporation changed its executive management and the Board of Directors and established a new strategic initiative that resulted in the establishment of a new operating platform during the third quarter of 2001. This realignment was made in order to segregate non-print related businesses and align core businesses to take advantage of synergies and capitalize on core competencies. The new segmentation reflects management's current structure with regard to management's process for making decisions as it relates to resource allocation and performance allocation and performance evaluation. During 2000, the Corporation operated in four reportable segments as follows: Moore North America, Customer Communication Services (United States), Latin America and Europe. Prior year information has been reclassified to conform to the current year presentation (see Note 19).


OPERATING SEGMENTS


                                              FORMS AND
IN THOUSANDS OF U.S. DOLLARS                    LABELS       OUTSOURCING     COMMERCIAL     CONSOLIDATED
----------------------------                -------------   -------------   ------------   -------------
2001
Total revenue ...........................    $1,167,721       $341,485       $ 666,795      $2,176,001
Intersegment revenue ....................        (2,422)        (2,006)        (16,999)        (21,427)
Sales to customer outside the
 enterprise .............................     1,165,299        339,479         649,796       2,154,574
Segment operating income (loss) .........        42,743         49,508         (90,202)          2,049
Nonoperating expenses ...................                                                     (344,373)
                                                                                            ----------
Loss from operations ....................                                                     (342,324)
Segment assets ..........................       624,532        117,243         282,132       1,023,907
Corporate assets including
 investments ............................                                                      313,079
                                                                                            ----------
Total assets ............................                                                    1,336,986
Capital asset depreciation and
 amortization ...........................       110,037         19,383         109,652         239,072
Capital expenditures ....................        12,942         16,124           9,819          38,885

2000 (RESTATED)
Total revenue ...........................    $1,225,622       $297,851       $ 752,764      $2,276,237
Intersegment revenue ....................            --         (1,082)        (16,737)        (17,819)
Sales to customer outside the
 enterprise .............................     1,225,622        296,769         736,027       2,258,418
Segmentoperating income (loss) ..........        71,917         43,126         (10,518)        104,525

                                              FORMS AND
IN THOUSANDS OF U.S. DOLLARS                    LABELS       OUTSOURCING     COMMERCIAL     CONSOLIDATED
----------------------------                -------------   -------------   ------------   -------------
Nonoperating expenses ...................                                                     (150,759)
                                                                                              --------
Loss from operations ....................                                                      (46,234)
Segment assets ..........................       840,653        109,847         444,496       1,394,996
Corporate assets including
 investments ............................                                                      348,591
                                                                                             ---------
Total assets ............................                                                    1,743,587
Capital asset depreciation and
 amortization ...........................        83,407         19,276          48,835         151,518
Capital expenditures ....................        37,143         10,651          27,992          75,786

1999 (RESTATED)
Total revenue ...........................    $1,404,739       $281,152       $ 755,081      $2,440,972
Intersegment revenue ....................            --           (735)        (15,121)        (15,856)
Sales to customer outside the
 enterprise .............................     1,404,739        280,417         739,960       2,425,116
Segment operating income (loss) .........       195,691         47,732          52,836         296,259
Nonoperating expenses ...................                                                     (154,578)
                                                                                            ----------
Income from operations ..................                                                      141,681
Segment assets ..........................       937,907        109,717         481,822       1,529,446
Corporate assets including
 investments ............................                                                      100,847
                                                                                            ----------
Total assets ............................                                                    1,630,293
Capital asset depreciation and
 amortization ...........................        50,522         19,789          31,024         101,335
Capital expenditures ....................        62,898         18,449          19,490         100,837

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

   o   extensive warehousing and distribution capabilities;

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

   o   publications,

   o   warehousing and distribution services,

   o   systems integration,

   o   business communications outsource management,

   o   response marketing services,

   o   corporate identity programs and

   o   e-commerce solutions.

     The environment in each business segment in which Moore operates is highly competitive. Customers are focused on cost reduction, vendor reduction and improved total cost of ownership for print communications programs. Moore encounters competition from both larger and smaller companies that offer the same or similar products and services. While Moore has a large number of competitors in each business segment, the markets in which each of its business segments operates are highly fragmented and the majority of its competitors compete with Moore in only one business segment. There are approximately 35,000 companies that provide printing services in North America. According to "Printing Impressions", an industry trade publication, in 2001 11 of these companies had revenues over $1 billion, 66 had revenues of between $100 million and $1 billion, 287 had revenues of between $15 million and $100 million and 34,636 had revenues under $15 million.


RAW MATERIAL

     The primary raw materials required in the Corporation's operations are paper and ink. The price of paper and ink represents a significant portion of its cost of sales. Increases in price or a lack of availability of these raw materials could have a material adverse effect on Moore's financial condition and results of operations. While Moore generally passes on increases and decreases in the cost of paper and ink to its customers, these adjustments take place only at certain times during the year. Moore has reduced the number of paper and ink vendors to two in order to leverage its purchasing power and has negotiated long-term supply contracts that provide favorable price, terms, quality and service. The Corporation has not experienced any difficulties in obtaining supplies of any raw material in any recent period and it believes that the long term supply contracts it has entered into for paper will enable it to receive adequate supplies in the event of a tight paper market, however, there can be no assurance that it will not be adversely affected by a tight paper market.


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


ENVIRONMENTAL REGULATIONS

     The Corporation is subject to laws and regulations relating to the protection of the environment. The Corporation maintains reserves for expenses associated with the environmental remediation obligations when such amounts are probable and can be reasonably estimated. Such accruals are adjusted as new information develops or circumstances change and are not discounted. While it is not possible to quantify with certainty the potential impact of actions regarding environmental matters, particularly remediation and other compliance efforts that the Corporation's subsidiaries may undertake in the future, in the opinion of management, compliance with present environmental protection laws, before taking into account estimated recoveries from third parties, will not have a material adverse effect upon the results of operations or consolidated financial condition of the Corporation. See also, Item 3 "Legal Proceedings" below.


CAUTIONARY STATEMENT

     This Annual Report on Form 10-K and portions of the documents incorporated herein by reference contain statements relating to the future results of Moore (including certain "anticipated", "believed", "expected", and "estimated" results) and Moore's outlook (including statements as to acquisitions being accretive, continued improvement in Moore's cost structure and achievement of revenue growth from the cross-selling initiative) that are "forward-looking statements" as defined in the U.S. Private Securities Litigation Reform Act of 1995. Readers are cautioned not to place undue reliance on these forward-looking statements and any such forward-looking statements are qualified in their entirety by reference to the following cautionary statements. All forward-looking statements speak only as of the date hereof, are based on current expectations and involve a number of assumptions, risks and uncertainties that could cause the actual results to differ materially from such forward-looking statements. Factors that could cause such material differences include, without limitation, the following:

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


d) FINANCIAL INFORMATION ABOUT GEOGRAPHIC AREAS.


GEOGRAPHIC INFORMATION

IN THOUSANDS OF U.S. DOLLARS               CANADA      UNITED STATES     INTERNATIONAL     CONSOLIDATED
----------------------------            -----------   ---------------   ---------------   -------------
2001
Sales to customers outside the
 enterprise .........................    $199,628        $1,689,954         $264,992       $2,154,574
Capital assets and goodwill .........      36,484           270,475           42,975          349,934

2000
Sales to customers outside the
 enterprise .........................    $222,311        $1,685,680         $350,427       $2,258,418
Capital assets and goodwill .........      47,110           415,763           76,756          539,629

1999
Sales to customers outside the
 enterprise .........................    $218,870        $1,831,503          374,743       $2,425,116
Capital assets and goodwill .........      42,321           473,886           99,471          615,678

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


FORMS AND LABELS

     Angola, Indiana; Brea, California; Carol Stream, Illinois; Elkridge, Maryland; Grand Island, New York; Greenwood, South Carolina; Iowa City, Iowa; Jerome, Indiana; Lewisburg, Pennsylvania; Manchester, New Hampshire; Monroe, Wisconsin; Nacogdoches, Texas; Portland, Oregon; Quakertown, Pennsylvania; Temecula, California; Visalia, California; Fergus, Ontario; Mississauga, Ontario, Oshawa, Ontario; Trenton, Ontario; Cowansville, Quebec; Winnipeg, Manitoba; Recife (Abreu Lima), Brazil; Blumenau, Brazil; Santa Rita, Brazil; Gravatai, Brazil; Osasco, Brazil; Tlalnepantia, Mexico; Mexico City, Mexico; Maracay, Venezuela; Guayana, Venezuela; San Salvador, El Salvador; and Heredia, Costa Rica.


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

                     EXECUTIVE OFFICERS OF THE REGISTRANT
                              AS OF MARCH 31, 2002

       NAME         AGE                   POSITIONS HELD DURING LAST FIVE YEARS
------------------ ----- -----------------------------------------------------------------------
Robert G. Burton   63    Chairman, President and Chief Executive Officer since April 2002;
                         President and Chief Executive Officer of the Corporation from
                         December 2000 to April 2002; from May 1991 to November l999,
                         Mr. Burton was Chairman, President and Chief Executive Officer
                         of World Color Press, Inc.; following World Color Press, Inc. and preceding Moore, Mr. Burton was Chairman, President and Chief
                         Executive Officer of Walter Industries, Inc.

Dean E. Cherry     41    President, Commercial and Subsidiary Operations since
                         October 2001 and Executive Vice President, International and
                         Subsidiary operations from January 2001 to October 2001; from
                         August 1998 to January 2001, Mr. Cherry served as an industry consultant, private investor and director for several industry related companies; from June 1997 to August 1998, Mr. Cherry was the
                         Executive Vice President, Investor Relations and Corporate
                         Communications of World Color Press, Inc.; and from
                         January 1995 to June 1997, Mr. Cherry was the Executive Vice
                         President Operations of World Color Press, Inc.

Mark S. Hiltwein   38    Executive Vice President and Chief Financial Officer since
                         February 2002 and Senior Vice President and Controller from
                         December 2000 to February 2002; from July 2000 to
                         November 2000, Mr. Hiltwein was Senior Vice President,
                         Controller of Walter Industries, Inc.; from November 1997 to
                         July 2000, Mr. Hiltwein was the Chief Financial Officer of L.P.
                         Thebault; and prior November 1997, Mr. Hiltwien was the
                         Director, Finance of L.P. Thebault.

Robert B. Lewis    38    President, Business Communications Services since February 2002 and Executive Vice President and Chief Financial Officer from
                         December 2000 to February 2002; from April 2000 to
                         November 2000, Mr. Lewis was Executive Vice President, Chief
                         Financial Officer of Walter Industries, Inc.; from November 1997 to
                         November l999, Mr. Lewis was the Executive Vice President, Chief
                         Financial Officer of World Color Press, Inc.; and from
                         November 1996 to November 1997, Mr. Lewis was the Senior Vice
                         President Controller of World Color Press, Inc.

James E. Lillie    40    Executive Vice President, Operations since December 2000; from
                         April 2000 to October 2000, Mr. Lillie was Executive Vice
                         President, Operations of Walter Industries, Inc.; from July 1998 until November 1999, Mr. Lillie was the Executive Vice President,
                         Operations and Investor Relations of World Color Press, Inc.; from
                         January 1998 to July 1998, Mr. Lillie was the Executive Vice
                         President Operations of World Color Press, Inc.; and from
                         May 1996 to April 1998, Mr. Lillie was the Senior Vice President
                         Human Resources of World Color Press, Inc.

          NAME            AGE                 POSITIONS HELD DURING LAST FIVE YEARS
------------------------ ----- -------------------------------------------------------------------
Thomas W. Oliva          44    President, Forms and Labels since January 2001; from 1999 to
                               December 2000, Mr. Oliva was the President of Gravure Catalog
                               and Magazine Group of Quebecor World Color; from 1998 to 1999,
                               Mr. Oliva served as the President of the Catalog and Magazine
                               Group at World Color Press and was President of World Color's
                               National Sales Group from 1997 to 1998.

Thomas J. Quinlan, III   39    Executive Vice President and Treasurer since December 2000; from
                               April 2000 to September 2000, Mr. Quinlan was Executive Vice
                               President, Treasurer of Walter Industries, Inc.; from July 1998 to
                               November l999, Mr. Quinlan was the Senior Vice President,
                               Treasurer of World Color Press, Inc.; from July 1997 to July 1998,
                               Mr. Quinlan was the Vice President, Treasurer of World Color
                               Press, Inc.; and from February 1994 to July 1997, he was the
                               Assistant Treasurer of World Color Press, Inc.

Paul C. Dilworth         39    Senior Vice President, Purchasing and Logistics since March 2001;
                               from January 1999 to March 2001, Mr. Dilworth was the Vice
                               President, Group Controller for the Direct Mail Group at
                               Quebecor World Color; and from January 1997 to November 1999,
                               Mr. Dilworth was the Group Controller for the Direct Mail Group
                               at Quebecor World Color.

Jennifer O. Estabrook    41    Senior Vice President, General Counsel and Assistant Secretary
                               since November 2001 and Associate General Counsel and
                               Assistant Secretary from June 2001 to November 2001; from
                               October 2000 to May 2001, Ms. Estabrook was the Vice President,
                               General Counsel and Secretary of CTI Technology, Inc.; from
                               July 2000 to October 2000, Ms. Estabrook was the Acting Vice
                               President, General Counsel and Secretary of The Stanley Works;
                               and from December 1995 to June 2000 she was the Assistant
                               General Counsel and Assistant Secretary of The Stanley Works.

Richard T. Sansone       35    Vice President and Controller since February 2002 and Assistant
                               Controller from May 2001 to February 2002; prior to joining
                               Moore, Mr. Sansone spent 8 years at PricewaterhouseCoopers LLP most recently as Senior Audit Manager.

Robert Sell              51    Senior Vice President and Chief Information Officer from
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




                THE TORONTO STOCK     NEW YORK STOCK
                  EXCHANGE (C$)       EXCHANGE (US$)
              --------------------- -------------------
                 HIGH        LOW       HIGH      LOW
-------------------------------------------------------
2001
4th quarter       15.30      10.88      9.50      6.90
3rd quarter       12.95       8.00      8.30      5.25
2nd quarter        9.25       5.67      5.95      3.67
1st quarter        7.70       4.55      5.19      3.06

2000
4th quarter        5.10       3.50      3.31      2.31
3rd quarter        5.15       3.35      3.43      2.31
2nd quarter        6.85       3.25      4.81      2.19
1st quarter        9.90       4.56      6.75      3.12
------------------------------------------------------

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

     Neither the debenture, the shares underlying the debenture nor the additional shares were registered under the Securities Act of 1933 when issued in reliance on the private placement exemption set forth in Section 4(2) of the Securities Act of 1933. The Corporation has filed a registration statement on Form S-3 under the Securities Act of 1933 relating to certain of the shares issued on conversion of the debenture and the additional shares in connection with a demand registration right exercised by GSC Partners.

ITEM 6. SELECTED FINANCIAL DATA


FIVE-YEAR SUMMARY
Years ended December 31,
Expressed in thousands of U.S. dollars,
except share and per share date



                                                       2001             2000
----------------------------------------------------------------------------------
INCOME STATISTICS
Net sales                                          $2,154,574       $2,258,418
-------------------------------------------------------------------------------
Income (loss) from operations                        (342,324)         (46,234)
Per dollar of sales                                     (15.9)(cents)     (2.0)(cents)
-------------------------------------------------------------------------------
Income tax expense (recovery)                         (32,192)         (17,377)
Percentage of pre-tax earnings                            8.3%            21.3%
-------------------------------------------------------------------------------
Net earnings (loss)                                  (358,038)         (66,372)
Per dollar of sales                                     (16.6)(cents)     (2.9)(cents)
Per common share                                    $   (4.21)       $   (0.75)
-------------------------------------------------------------------------------
Dividends                                               4,423           17,594
Per common share                                          5.0(cents)      20.0 (cents)
Earnings retained in (losses and
 dividends funded by) the business                   (380,155)         (83,966)
-------------------------------------------------------------------------------
BALANCE SHEET AND OTHER STATISTICS
Current assets                                      $ 576,539        $ 690,888
Current liabilities                                   588,842          468,247
-------------------------------------------------------------------------------
Working capital                                       (12,303)         222,641
Ratio of current assets to current liabilities            1:1            1.5:1
-------------------------------------------------------------------------------
Property, plant and equipment (net)                   307,640          409,099
-------------------------------------------------------------------------------
Long-term debt                                        111,062          272,465
Ratio of long-term debt to equity                       0.3:1            0.4:1
-------------------------------------------------------------------------------
Shareholders' equity                                  321,250          624,685
Per common share                                    $    2.87        $    7.06
-------------------------------------------------------------------------------
Total assets                                        1,336,986        1,743,587
===============================================================================
Average shares outstanding (in thousands)              88,648           88,457
Number of shareholders of record at year-end            4,194            4,455
Number of employees                                    12,340           16,166
-------------------------------------------------------------------------------





                                                       1999            1998             1997
-------------------------------------------------------------------------------------------------
INCOME STATISTICS
Net sales                                          $ 2,425,116     $2,717,702       $ 2,631,014
-----------------------------------------------------------------------------------------------
Income (loss) from operations                          141,681       (630,500)           49,411
Per dollar of sales                                        5.8(cents)   (23.2)(cents)       1.9(cents)
-----------------------------------------------------------------------------------------------
Income tax expense (recovery)                           35,286        (94,330)           49,171
Percentage of pre-tax earnings                            27.4%          14.7%             47.2%
-----------------------------------------------------------------------------------------------
Net earnings (loss)                                     92,599       (547,866)           55,099
Per dollar of sales                                        3.8(cents)   (20.2)(cents)       2.1(cents)
Per common share                                    $     1.05      $   (6.19)       $     0.59
-----------------------------------------------------------------------------------------------
Dividends                                               17,692         34,057            85,830
Per common share                                          20.0(cents)    38.5(cents)       94.0(cents)
Earnings retained in (losses and
 dividends funded by) the business                      74,907       (581,923)          (30,731)
-----------------------------------------------------------------------------------------------
BALANCE SHEET AND OTHER STATISTICS
Current assets                                      $  750,860      $ 894,343        $  965,078
Current liabilities                                    622,464        941,034           790,454
-----------------------------------------------------------------------------------------------
Working capital                                        128,396        (46,691)          174,624
Ratio of current assets to current liabilities           1.2:1            1:1             1.2:1
------------------------------------------------------------------------------------------------
Property, plant and equipment (net)                    458,808        466,198           635,770
------------------------------------------------------------------------------------------------
Long-term debt                                         201,686          4,841            49,109
Ratio of long-term debt to equity                        0.3:1            0:1               0:1
------------------------------------------------------------------------------------------------
Shareholders' equity                                   672,674        610,145         1,185,612
Per common share                                    $     7.60      $    6.90        $    13.40
------------------------------------------------------------------------------------------------
Total assets                                         1,630,293      1,726,135         2,174,572
================================================================================================
Average shares outstanding (in thousands)               88,457         88,456            93,200
Number of shareholders of record at year-end             5,074          5,506             6,482
Number of employees                                     15,812         17,135            20,084
------------------------------------------------------------------------------------------------

SELECTED FINANCIAL DATA REQUIRED AND ADJUSTED FOR U.S. GAAP
YEARS ENDED DECEMBER 31,
Expressed in thousands of U.S. dollars,
except share and per share data




                                                        2001             2000           1999
------------------------------------------------------------------------------------------------
INCOME STATISTICS
Income (loss) from operations                        $ (162,845)     $  (11,438)      $ 91,578
Net earnings (loss)                                  $ (269,964)     $  (45,304)      $ 72,884
Income tax expenses (recovery)                       $   49,822      $   (3,649)      $  4,898
Percentage of pre-tax earnings                             22.8 %           7.8 %          6.2%
Per common share, basic and diluted                  $    (3.05)     $    (0.51)      $   0.82
----------------------------------------------------------------------------------------------
BALANCE SHEET AND OTHER STATISTICS
Current assets                                       $  576,539      $  690,888
Current liabilities                                  $  587,541      $  462,247
-------------------------------------------------------------------------------
Working capital                                      $  (11,002)     $  228,641
Ratio of current assets to current liabilities              1:1           1.5:1
-------------------------------------------------------------------------------
Long-term debt                                       $  111,062      $  280,808
Ratio of long-term debt to equity                         0.7:1           0.8:1
-------------------------------------------------------------------------------
Shareholders' equity                                 $  167,666      $  369,992
Per common share                                     $     1.50      $     4.18
-------------------------------------------------------------------------------
Total assets                                         $1,291,719      $1,542,888
================================================================================

QUARTERLY FINANCIAL INFORMATION (UNAUDITED)
Expressed in thousands of U.S. dollars,
except share and per share data

                                                  2001                                                2000
------------------------------------------------------------------------------- -------------------------------------------------
                                 FOURTH       THIRD        SECOND         FIRST        Fourth       Third      Second       First
                                QUARTER     QUARTER       QUARTER       QUARTER       Quarter     Quarter     Quarter     Quarter
---------------------------------------------------------------------------------------------------------------------------------
Net sales                  $  537,249    $ 510,603    $ 532,526    $  574,196     $ 580,655    $550,493    $ 550,406   $576,864
Cost of sales                 373,008      349,864      368,757       460,932       410,828     384,817      393,362    409,518
Income (loss)
 from operations              (59,716)      (1,773)     (51,521)     (229,314)      (30,117)      8,390      (15,293)    (9,214)
Net earnings (loss)           (84,041)     (12,171)     (60,366)     (201,460)      (35,483)     (7,910)     (14,094)    (8,885)
Per common share           $    (1.11)   $   (0.14)   $   (0.68)   $    (2.28)    $   (0.40)   $  (0.09)   $   (0.16)  $  (0.10)
------------------------   ----------    ---------    ---------    ----------     ---------    --------    ---------   --------
Net earnings (loss)
 based on United States
 generally accepted
 accounting principle
 (Note 24)                 $ (116,781)   $  (8,335)   $ (53,211)   $  (91,637)    $ (29,919)   $ (1,681)   $  (7,606)  $ (6,098)
Per common
 share - basic             $    (1.32)   $   (0.09)   $   (0.60)   $    (1.04)    $   (0.34)   $  (0.02)   $   (0.08)  $  (0.07)
Per common
 share - diluted           $    (1.32)   $   (0.09)   $   (0.60)   $    (1.04)    $   (0.34)   $  (0.02)   $   (0.08)  $  (0.07)
------------------------   ----------    ---------    ---------    ----------     ---------    --------    ---------   --------

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

     Depreciation and amortization increased by $87.6 million, or 57.8%, due to the write-down of goodwill of non-core businesses of $76.8 million, as well as impairment of certain assets no longer in use. The Corporation recorded a charge of $76.8 million for permanent impairment of goodwill related to the divestiture of the Phoenix business and a non-core business held for disposition. These impairment charges were recorded based on management's decisions during 2001 to sell the businesses based on significant sales declines, customer turnover and the Corporation's decision to dispose of non-print related business. The charges were based on independent third party valuations.

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

     A net restructuring reversal of $24.0 million was recorded in 2000 compared to a reversal of $68.4 million in 1999, due to provisions no longer required. The Corporation reversed $24.0 and $68.4 million of restructuring charges under the 1998 restructuring plan during the fourth quarters of 2000 and 1999, respectively. In 2000, the reversals resulted from facility closing costs that were lower than originally estimated ($24.0 million). In 1999, the restructuring reversals primarily resulted from facility closing costs that were lower than originally estimated ($18.0 million); favorable settlement of liabilities and obligations for future payments related to the dispositions of the European and Australasia businesses ($13.2 million); negotiated lower than expected costs to exit customer contracts ($19.0 million); and the decision to sell rather than restructure the Data Management Services business ($7.2 million). Additionally in the fourth quarter of 1999, changes in senior management of the Corporation and the related changes in their corporate strategy resulted in the new management's decision to not fully implement certain restructuring actions under the original plan ($18.2 million).

     Depreciation and amortization of $151.5 million in 2000 increased by $50.2 million versus 1999. This increase was primarily due to the partial write-down of $20.9 million of goodwill relating to a European subsidiary, the commencement in 2000 of amortization of the ERP asset amounting to $26.8 million, and the write-off of a component of the ERP asset of $13.8 million. The partial goodwill write-down of the European subsidiary occurred when management made the decision and committed to dispose of the business in the fourth quarter of 2000 as a result of certain key clients ending their relationship with the subsidiary. As a result, the goodwill impairment charge was recorded by the amount the net assets of the business exceeded its net recoverable amount. Additionally, during the fourth quarter of 2000, management decided not to deploy certain components of the ERP project and as a result $13.8 million of ERP asset development costs for these components were written off.

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

RESTRUCTURING AND OTHER NON-RECURRING CHARGES

     The following table summarizes restructuring and other non-recurring charges recorded by the Corporation for the year ended December 31, 2001.




IN MILLIONS OF U.S. DOLLARS
--------------------------------------------------------
Workforce reduction                              $  77.0
Lease terminations and other facility costs         65.5
Reserve reversal                                  ( 12.8)
Assets and goodwill impairment                     131.4
Pension settlement, net                             96.6
Debt conversion and extinguishment                  12.6
Inventory write-off                                  6.6
Asset dispositions and investments, net              4.9
Accounts receivable write-off                        4.6
Other, primarily legal costs                         4.8
--------------------------------------------------------
                                                 $ 391.2
========================================================

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




FOR THE YEARS ENDED DECEMBER 31,                      NET SALES                                  OPERATING INCOME
IN MILLIONS OF U.S. DOLLARS              2001             2000            1999           2001           2000           1999
------------------------------------------------------------------------------------------------------------------------------
Forms and Labels                     $   1,165.3      $  1,225.7      $  1,404.7      $   109.5       $   50.2      $  145.3
Outsourcing                                339.5           296.8           280.4           54.3           40.0          41.6
Commercial                                 649.8           735.9           740.0           31.4            6.6          48.3
Corporate                                     --              --              --        ( 162.9)        (134.1)       (144.5)
----------------------------------------------------------------------------------------------------------------------------
Total                                $   2,154.6      $  2,258.4      $  2,425.1      $    32.3       $  (37.3)     $   90.7
============================================================================================================================

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

     The following table represents contractual obligations of the Corporation at December 31, 2001:




                                                                        PAYMENTS DUE BY PERIOD
                                                                                  2--3        4--5        5 YEARS
IN THOUSANDS OF U.S. DOLLARS                           TOTAL        1 YEAR       YEARS        YEARS      THEREAFTER
-------------------------------------------------------------------------------------------------------------------
Long-term debt                                       $102,694      $ 1,325      $   996     $43,123       $57,250
Short-term debt                                        16,307       16,307           --          --            --
Capital lease obligations                              10,095        1,727        3,667       4,701            --
Operating leases                                      129,590       31,108       40,768      22,946        34,768
Workforce reductions                                   41,955       38,439        3,516          --            --
Facility closing and other restructuring related
 costs                                                  9,330        4,319        3,500       1,511            --
-----------------------------------------------------------------------------------------------------------------
Total Contractual Cash Obligations                   $309,971      $93,225      $52,447     $72,281       $92,018
=================================================================================================================

Note: Above amounts exclude bank indebtedness of $56,181.

     The senior guaranteed notes and revolving credit facility agreements contain various restrictive covenants that among other things, limit additional indebtedness and limit the ability of the Corporation to engage in certain transactions with affiliates, create liens on assets, engage in mergers and consolidations, or dispose of assets.


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

     At December 31, 2001, the Corporation had $100.0 million of senior guaranteed notes outstanding after it redeemed $100.0 million of the notes on December 27, 2001. The remaining outstanding senior notes are divided in two series, $42.8 million and $57.2 million, that mature on March 25, 2006 and 2009, respectively, and bear interest of 7.84% and 8.05%, respectively, payable semi-annually.

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

     The valuation allowance at December 31, 2001 relates to net operating losses generated in the United States, Canada, Latin America, and Europe, which have limited carryforward periods. The increase in 2001 primarily relates to amounts recorded against operating losses generated in the United States. The realization of the losses is not likely due to the uncertainty of future taxable income sufficient to utilize these losses based upon the recent loss history of these operations.


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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED BALANCE SHEETS

DECEMBER 31,
IN THOUSANDS OF U.S. DOLLARS                                              2001            2000
--------------------------------------------------------------------------------------------------
ASSETS
Current Assets
 Cash and cash equivalents                                            $   84,855      $   36,538
 Accounts receivable, less allowance for doubtful accounts of
   $22,057 (2000 -- $15,274)                                             336,153         407,304
 Inventories (Note 3)                                                    128,421         154,484
 Prepaid expenses                                                         13,544          22,683
 Deferred income taxes (Note 17)                                          13,566          69,879
------------------------------------------------------------------------------------------------
 Total Current Assets                                                    576,539         690,888
================================================================================================
 Property, plant and equipment -- net (Note 4)                           307,640         409,099
 Investments (Note 5)                                                     32,204          33,650
 Prepaid pension cost (Note 13)                                          215,752         312,180
 Goodwill -- net (Note 6)                                                 42,294         130,530
 Deferred income taxes (Note 17)                                          47,651           8,949
 Other assets (Note 7)                                                   114,906         158,291
------------------------------------------------------------------------------------------------
 Total Assets                                                         $1,336,986      $1,743,587
================================================================================================
LIABILITIES
 Current Liabilities
 Bank indebtedness                                                    $   56,181      $   29,428
 Accounts payable and accrued liabilities (Note 8)                       486,626         400,057
 Short-term debt (Note 9)                                                 18,034           2,709
 Dividends payable                                                            --           4,423
 Income taxes                                                             27,677          31,168
 Deferred income taxes (Note 17)                                             324             462
------------------------------------------------------------------------------------------------
 Total Current Liabilities                                               588,842         468,247
================================================================================================
 Long-term debt (Note 9)                                                 111,062         272,465
 Postretirement benefits (Note 14)                                       239,664         243,374
 Deferred income taxes (Note 17)                                          13,705          66,282
 Other liabilities (Note 10)                                              51,263          57,289
 Minority interest                                                        11,200          11,245
------------------------------------------------------------------------------------------------
 Total Liabilities                                                     1,015,736       1,118,902
------------------------------------------------------------------------------------------------
SHAREHOLDERS' EQUITY
 Share capital (Note 11)                                                 397,761         310,881
   Authorized:
   Unlimited number of preference (none outstanding for 2001 and
    2000) and common shares without par value
   Issued:
   111,803,651 common shares -- 2001
   88,456,940 common shares -- 2000
 Equity portion of subordinated convertible debentures                        --           8,343
 Retained earnings                                                        51,666         431,821
 Cumulative translation adjustments (Note 12)                           (128,177)       (126,360)
------------------------------------------------------------------------------------------------
Total Shareholders' Equity                                               321,250         624,685
================================================================================================
Total Liabilities and Shareholders' Equity                            $1,336,986      $1,743,587
================================================================================================

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF OPERATIONS

YEARS ENDED DECEMBER 31,
IN THOUSANDS OF U.S. DOLLARS, EXCEPT SHARE AND PER SHARE DATA          2001            2000            1999
---------------------------------------------------------------------------------------------------------------
Net sales                                                          $2,154,574      $2,258,418      $2,425,116
-------------------------------------------------------------------------------------------------------------
Cost of sales                                                       1,552,561       1,598,525       1,665,194
Selling, general and administrative expenses                          575,586         578,642         585,316
Provision for (recovery of) restructuring costs -- net                129,679         (24,033)        (68,410)
Depreciation and amortization, includes impairment
 charges of $131,393 (2000 -- $36,621 and 1999 -- $676)               239,072         151,518         101,335
-------------------------------------------------------------------------------------------------------------
                                                                    2,496,898       2,304,652       2,283,435
-------------------------------------------------------------------------------------------------------------
Income (loss) from operations                                        (342,324)        (46,234)        141,681
Investment and other income (expense)                                  (9,047)         (9,797)         11,113
Interest expense                                                       26,653          25,561          24,184
Debt settlement expense                                                10,396              --              --
-------------------------------------------------------------------------------------------------------------
Earnings (loss) before taxes and minority interests                  (388,420)        (81,592)        128,610
Income tax expense (recovery)                                         (32,192)        (17,377)         35,286
Minority interest                                                       1,810           2,157             725
-------------------------------------------------------------------------------------------------------------
 Net earnings (loss)                                               $ (358,038)     $  (66,372)     $   92,599
Distribution to certain convertible debenture holders
 (Note 9)                                                              15,345              --              --
-------------------------------------------------------------------------------------------------------------
Net earnings (loss) available to common shareholders               $ (373,383)     $  (66,372)     $   92,599
Net earnings (loss) per common share:
 Basic                                                             $    (4.21)     $    (0.75)     $     1.05
 Diluted                                                                (4.21)          (0.75)           1.04
Average shares outstanding (in thousands):
 Basic                                                                 88,648          88,457          88,457
 Diluted                                                               88,648          88,457          88,763
=============================================================================================================

CONSOLIDATED STATEMENTS OF RETAINED EARNINGS

YEARS ENDED DECEMBER 31,
IN THOUSANDS OF U.S. DOLLARS                             2001           2000          1999
---------------------------------------------------------------------------------------------
Balance at beginning of the year, as reported         $  431,821     $ 480,049     $405,142
Change in accounting policy:
 Income taxes                                                 --         2,443           --
 Employee future benefits                                     --        33,295           --
-------------------------------------------------------------------------------------------
Balance at beginning of the year, as restated            431,821       515,787      405,142
Net earnings (loss)                                     (358,038)      (66,372)      92,599
-------------------------------------------------------------------------------------------
                                                          73,783       449,415      497,741
Subordinated convertible debentures                       17,694            --           --
 Dividends 5(cents) per share (20 (cents)
   in 2000 and 1999)                                       4,423        17,594       17,692
-------------------------------------------------------------------------------------------
Balance at end of year                                $   51,666     $ 431,821     $480,049
===========================================================================================

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31,
IN THOUSANDS OF U.S. DOLLARS                                 2001             2000           1999
-----------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net earnings (loss)                                      $  (358,038)     $  (66,372)     $   92,599
Items not affecting cash resources:
 Depreciation and amortization (a)                           239,072         152,546         102,943
 Net loss on sale of other assets                              5,032              --              --
 Net loss on write-off and sale of investments                    --          11,974              --
 Gain on sale of business                                         --              --          (7,269)
 Deferred income taxes                                       (36,487)        (22,267)         16,552
 Pension settlement -- net                                    96,605              --              --
 Restructuring provision, net of cash paid                    81,756         (29,028)        (68,410)
 Convertible debt issue costs                                 10,396              --              --
 Other                                                         4,269          12,367         (12,987)
 Changes in working capital other than cash
   resources:
 Accounts receivable -- net                                   44,684          69,780           2,003
 Inventories                                                  21,037          24,181          (2,016)
 Accounts payable and accrued liabilities                     28,545        (129,994)        (45,549)
 Income taxes                                                 (3,033)          8,601           9,772
Other                                                          2,491           2,902          (2,521)
----------------------------------------------------------------------------------------------------
Net cash provided by operating activities                    136,329          34,690          85,117
----------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES
Property, plant and equipment -- net                         (36,280)        (36,913)        (84,436)
Long-term receivables                                         (3,489)            527          (1,538)
Acquisition of businesses                                    (14,565)         (3,351)         (8,077)
Proceeds from sale of investment and other assets             38,495          13,178          18,143
Software expenditures                                         (6,517)        (28,795)        (57,035)
Deferred charges                                                 751          (2,891)         (2,134)
Other                                                            459           2,049         (11,494)
----------------------------------------------------------------------------------------------------
Net cash used by investing activities                        (21,146)        (56,196)       (146,571)
----------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES
Dividends paid                                                (8,846)        (17,594)        (17,692)
Net change in short-term debt                                 15,325         (37,431)       (216,257)
Proceeds from issuance of long-term debt                       7,963           6,003         200,985
Payments on long-term debt                                  (104,166)         (1,776)         (4,100)
Issuance (conversion) of subordinated convertible
 debentures                                                   (1,600)         58,660              --
Other                                                         (1,744)         (5,753)         (5,313)
----------------------------------------------------------------------------------------------------
Net cash (used) provided by financing activities             (93,068)          2,109         (42,377)
----------------------------------------------------------------------------------------------------
Effect of exchange rate on cash                                 (551)          1,414          (2,047)
Increase (decrease) in cash resources                         21,564         (17,983)       (105,878)
Cash and cash equivalents at beginning of year (b)             7,110          25,093         130,971
Cash and cash equivalents at end of year (b)             $    28,674      $    7,110      $   25,093
----------------------------------------------------------------------------------------------------
Supplemental disclosure of cash flows information
Interest paid                                            $    26,594      $   25,288      $   20,169
----------------------------------------------------------------------------------------------------
Income taxes paid (refunded)                                   3,425           5,314         (29,426)
----------------------------------------------------------------------------------------------------

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


GOODWILL AND LONG-LIVED ASSETS

     The estimated useful life of goodwill arising from acquisitions is determined based on the particular circumstances of each investment. Goodwill, existing prior to July 1, 2001, is amortized on a straight-line basis over its estimated useful life, not to exceed 40 years. On a regular basis, the Corporation reviews the valuation and amortization of goodwill and long-lived assets. Whenever events or changes in circumstances indicate the carrying value of goodwill and long-lived assets may not be recoverable, the Corporation compares expected future undiscounted cash flows to be generated by the asset or related business to the carrying value. If the carrying value exceeds the sum of the future undiscounted cash flows, the asset would be adjusted to its net recoverable amount and an impairment loss would be charged to operations in the period identified. (See Note 25, "Pending Accounting Standards").


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


     The new standard was applied retroactively without restatement of prior year financial statements. Opening retained earnings at January 1, 2000 has been increased by $64,000 for the portion of this new standard that relates to the recognition of involuntary termination benefits. The cumulative effect of this change, as of January 1, 2000, resulted in the following increases:

---------------------------------------
Assets                         $231,946
Liabilities                     198,651
---------------------------------------
Opening retained earnings      $ 33,295
=======================================

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


     The new standard was applied retroactively without restatement of prior year financial statements. The cumulative effect of the change as of January 1, 2000 resulted in the following increases:



-----------------------------------------------
Current deferred tax assets             $ 7,704
Long-term deferred tax assets            62,138
Current deferred tax liabilities            672
Long-term deferred tax liabilities       66,727
-----------------------------------------------
Opening retained earnings               $ 2,443
===============================================

3. INVENTORIES




-------------------------------------------
                       2001         2000
-------------------------------------------
Raw materials        $ 39,452     $ 43,010
Work-in-process        10,048       14,612
Finished goods         75,149       93,441
Other                   3,772        3,421
------------------------------------------
                     $128,421     $154,484
==========================================

     The current cost of these inventories exceeds the last-in, first-out cost by approximately $17,152 at December 31, 2001 (2000 -- $16,593).


4. PROPERTY, PLANT AND EQUIPMENT

                                       2001           2000
--------------------------------------------------------------
Land                              $    9,973     $   13,521
Building                             162,660        185,518
Machinery and equipment              857,452        932,879
-----------------------------------------------------------
                                   1,030,085      1,131,918
Less: Accumulated depreciation       722,445        722,819
-----------------------------------------------------------
                                  $  307,640     $  409,099
===========================================================

     Depreciation expense for the year was $108,436 (2000 -- $84,355; 1999 -- $88,154).


     During 2001, the Corporation wrote off assets that were permanently impaired amounting to $28,549, compared to $1,904 in 2000, which were included in depreciation and amortization (see Note 16).

5. INVESTMENTS



                           2001        2000
-------------------------------------------
Investments:
 Equity basis           $ 1,201     $ 2,412
 Cost basis               4,200          --
 Long-term bonds         26,803      22,256
 Other investments           --       8,982
-------------------------------------------
                        $32,204     $33,650
===========================================

     During 2000, the Corporation increased its investment in Quality Color Press, Inc. resulting in a 50.1% ownership interest. As a result of its new majority ownership, the Corporation accordingly changed its accounting for this investment to full consolidation.


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


6. GOODWILL

                                       2001          2000
------------------------------------------------------------
Goodwill                            $412,281      $411,821
Less: Accumulated amortization       369,987       281,291
----------------------------------------------------------
                                    $ 42,294      $130,530
==========================================================

     During 2001 and 2000, the Corporation recorded charges of $76,808 and $20,965, respectively, included in depreciation and amortization, for permanent impairment of goodwill related to dispositions and assets held for disposition (see Note 15). The impairment resulted from a significant sales decline, customer turnover and the decision to hold certain assets for sale.


7. OTHER ASSETS

                                     2001          2000
----------------------------------------------------------
Computer software -- net           $ 89,763     $127,999
Deposit and other receivables         2,361        3,801
Deferred debt issue costs                --       11,848
Purchase of assets                   14,565           --
Other                                 8,217       14,643
--------------------------------------------------------
                                   $114,906     $158,291
========================================================

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

8. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

                                 2001          2000
------------------------------------------------------
Trade accounts payable         $ 89,840     $115,030
Other payables                   59,363       73,073
----------------------------------------------------
                                149,203      188,103
----------------------------------------------------
Payroll costs                    63,896       38,323
Employee benefit costs           19,037       20,863
Restructuring liabilities       126,673       45,961
Other                           127,817      106,807
----------------------------------------------------
                               $486,626     $400,057
====================================================

9. DEBT

                                                                         2001         2000
---------------------------------------------------------------------------------------------
Senior guaranteed notes:
 Series A, 7.84%, maturing March 25, 2006                              $ 42,750     $ 85,500
 Series B, 8.05%, maturing March 25, 2009                                57,250      114,500
Subordinated convertible debentures, 8.7%, maturing June 30, 2009            --       62,157
Revolving term credit facility                                           15,000           --
Other debt, including capitalized leases                                 14,096       13,017
--------------------------------------------------------------------------------------------
                                                                        129,096      275,174
Current portion of debt                                                  18,034        2,709
--------------------------------------------------------------------------------------------
Long-term debt                                                         $111,062     $272,465
============================================================================================

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

     Upon conversion, the Corporation allocated the consideration given to extinguish subordinated convertible the debentures to the liability and equity components based on fair values on the date of conversion, which approximated their carrying value. As such, no gain or loss was recorded. The inducement payment of the additional shares issued was allocated to the equity component and, accordingly, charged to retained earnings. Professional fees of $1,600 incurred for the conversion were also charged to retained earnings.

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


10. OTHER LIABILITIES

                                     2001         2000
---------------------------------------------------------
Unfunded pension obligations      $ 27,728      $25,820
Long-term supply agreement          16,934       24,028
Other                                6,601        7,441
-------------------------------------------------------
                                  $ 51,263      $57,289
=======================================================

     During 2000, the Corporation entered into a supply agreement to sell certain paper production assets and simultaneously entered into a long-term supply agreement with the purchaser of the assets. Proceeds received were allocated to the asset sale and supply agreement based on independent appraisal. Since the Corporation anticipates making purchases ratably over the term of the supply agreement, the proceeds related to the agreement have been deferred and are being amortized on a straight-line basis over the term of the agreement as a reduction in cost of goods sold. The price terms of the supply agreement were no more favorable than those available from other parties.

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




CHANGES IN THE ISSUED COMMON SHARE CAPITAL             SHARES ISSUED       AMOUNT
-----------------------------------------------------------------------------------
Balance, December 31, 1998, 1999 and 2000                88,456,940      $310,881
Conversion of subordinated convertible debentures        21,692,311        71,506
Inducement for convertible debentures                     1,650,000        15,345
Exercise of stock options                                     4,400            29
---------------------------------------------------------------------------------
Balance, December 31, 2001                              111,803,651      $397,761
=================================================================================

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

     A summary of the Corporation's stock option activity for the three years ended December 31, 2001 is presented below (in Canadian currency):

AT DECEMBER 31,                       2001                          2000                         1999
-----------------------------------------------------------------------------------------------------------------
                                             WEIGHTED                     WEIGHTED                      WEIGHTED
                                              AVERAGE                      AVERAGE                      AVERAGE
                                             EXERCISE                     EXERCISE                      EXERCISE
                               SHARES          PRICE         SHARES         PRICE         SHARES         PRICE
-----------------------------------------------------------------------------------------------------------------
COMMON SHARES
Options outstanding at
 beginning of year            6,509,686      $  16.46      6,352,486      $  18.73      5,281,686      $  27.88
Options granted               1,790,833         13.43      1,068,000          4.10      1,789,500         11.47
Options forfeited            (1,933,950)        16.40       (910,800)        17.81       (364,700)        22.53
Options exercised                (4,400)         7.54             --            --             --            --
Options cancelled                    --            --             --            --       (241,800)        25.41
Options expired                      --            --             --            --       (112,200)        34.88
---------------------------------------------------------------------------------------------------------------
Options outstanding at
 year-end                     6,362,169      $  15.63      6,509,686      $  16.46      6,352,486      $  18.73
---------------------------------------------------------------------------------------------------------------

AT DECEMBER 31,                         2001                       2000                       1999
-------------------------------------------------------------------------------------------------------------
                                             WEIGHTED                   WEIGHTED                    WEIGHTED
                                              AVERAGE                    AVERAGE                    AVERAGE
                                             EXERCISE                   EXERCISE                    EXERCISE
                                 SHARES        PRICE        SHARES        PRICE        SHARES        PRICE
-------------------------------------------------------------------------------------------------------------
Options exercisable at
 year-end                      2,832,715     $ 18.86      3,383,646     $  19.84     1,600,093      $ 23.82
-----------------------------------------------------------------------------------------------------------
SERIES 1 PREFERENCE SHARES
Options outstanding at
 beginning of year             1,580,000     $  3.65             --     $     --            --      $    --
-----------------------------------------------------------------------------------------------------------
Options granted                       --          --      1,580,000         3.65            --      $    --
-----------------------------------------------------------------------------------------------------------
Options outstanding at
 year-end                      1,580,000     $  3.65      1,580,000     $   3.65            --      $    --
-----------------------------------------------------------------------------------------------------------
Options exercisable at
 year-end                        395,000     $  3.65             --     $     --            --      $    --
-----------------------------------------------------------------------------------------------------------

     The following tables summarize information about stock options outstanding at December 31, 2001 (in Canadian currency):

                                              OPTIONS OUTSTANDING                                  OPTIONS EXERCISABLE
----------------------------------------------------------------------------------------------------------------------------------
                                NUMBER           WEIGHTED-AVERAGE
        RNAGE OF            OUTSTANDING AT    REMAINING CONTRACTUAL   WEIGHTED-AVERAGE   NUMBER EXERCISABLE AT   WEIGHTED-AVERAGE
     EXERCISE PRICES      DECEMBER 31, 2001        LIFE (YEARS)        EXERCISE PRICE      DECEMBER 31, 2001      EXERCISE PRICE
---------------------------------------------------------------------------------------------------------------------------------
COMMON SHARES
$3 to 8                         913,233                 8.9               $  4.26                186,225            $  3.90
$9 to 15                      2,668,856                 9.0                 13.40                605,555              12.53
$16 to 23                     1,779,700                 6.3                 18.63              1,148,675              18.68
$24 to 30                     1,000,380                 4.5                 26.65                892,260              26.50
---------------------------------------------------------------------------------------------------------------------------
                              6,362,169                 7.5               $ 15.63              2,832,715            $ 18.86
----------------------------------------------------------------------------------------------------------------------------
SERIES 1 PREFERENCE
 SHARES
$3.65                         1,580,000                 9.0               $  3.65                395,000            $  3.65
===========================================================================================================================

12. CUMULATIVE TRANSLATION ADJUSTMENTS

                                                              2001             2000             1999
---------------------------------------------------------------------------------------------------------
Balance at beginning of year                              $  (126,360)      $ (118,256)      $ (105,878)
Currency translation                                           (2,461)          (8,104)         (12,378)
Amounts recognized on sale or liquidation of foreign
 operations                                                       644               --               --
-------------------------------------------------------------------------------------------------------
Balance at end of year                                    $  (128,177)      $ (126,360)      $ (118,256)
=======================================================================================================

13. RETIREMENT PROGRAMS


DEFINED BENEFIT PENSION PLANS

     In 2000, the Corporation changed its measurement date from December 31 to November 30. The effect of this change was not significant. The following data is based upon reports from independent consulting actuaries as at November 30 for 2001 and 2000, and December 31 for 1999:

                                           UNITED STATES                        CANADA
----------------------------------------------------------------------------------------------------
                                     2001        2000       1999       2001       2000       1999
----------------------------------------------------------------------------------------------------
FUNDED STATUS
Actuarial present value of:
Projected benefit obligation at
 beginning of year                $657,678    $685,753    636,409   $ 82,202    $79,889    $68,085
Service cost                            20      13,287     11,965      3,169      3,076      2,331

                                            INTERNATIONAL
---------------------------------------------------------------------
                                     2001         2000        1999
---------------------------------------------------------------------
FUNDED STATUS
Actuarial present value of:
Projected benefit obligation at
 beginning of year                $ 100,406    $124,175    $121,380
Service cost                             76         133         220

                                                        UNITED STATES                              CANADA
------------------------------------------------------------------------------------------------------------------------
                                                2001         2000          1999         2001        2000        1999
------------------------------------------------------------------------------------------------------------------------
Interest cost                                    23,107      52,658         50,343   5,523          5,761        5,644
Amendments                                           --      16,000          1,765      --             --           --
Actuarial loss (gain)                           181,673     (35,740)         1,169     699          2,467          780
Effect of curtailment                                --     (30,011)            --      --             --           --
Effect of settlement                           (608,323)         --             --      --             --           --
Foreign currency adjustments                         --          --             --  (3,030)        (3,474)       4,215
Benefits paid                                   (26,425)    (44,269)       (39,915) (6,216)        (5,517)      (5,270)
----------------------------------------------------------------------------------------------------------------------
Projected benefit obligation at end of                                              $
 year                                       $   227,730   $ 657,678    $   661,736  82,347       $ 82,202    $  75,785
----------------------------------------------------------------------------------------------------------------------
Plan assets at fair value at beginning                                              $
 of year                                    $   935,729   $ 936,450    $   845,898  96,690       $ 99,316    $  95,325
Actual return on assets                         103,635      43,548        127,142  (1,959)         7,006        5,085
Foreign currency adjustments                         --          --             --  (3,232)        (4,115)       5,755
Effect of settlement                           (611,057)         --             --      --             --           --
Benefits paid                                   (26,425)    (44,269)       (39,915) (6,216)        (5,517)      (5,270)
----------------------------------------------------------------------------------------------------------------------
                                                                                    $
Plan assets at fair value at end of year    $   401,882   $ 935,729    $   933,125  85,283       $ 96,690    $ 100,895
----------------------------------------------------------------------------------------------------------------------
Excess of plan assets over projected
 benefit obligation                         $   174,152   $ 278,051    $   271,389  $2,936       $ 14,488    $  25,110
Unrecognized net (gain) loss                      7,486         119       (252,692) 12,634          3,053      (10,292)
Unrecognized net asset                               --          --         (3,058)     --             --         (935)
Unrecognized prior service cost
 (credit)                                            --          --         (8,247)     --             --          485
----------------------------------------------------------------------------------------------------------------------
                                                                                    $
Prepaid pension cost                        $   181,638   $ 278,170    $     7,392  15,570       $ 17,541    $  14,368
======================================================================================================================



                                                       INTERNATIONAL
--------------------------------------------------------------------------------
                                               2001         2000         1999
--------------------------------------------------------------------------------
Interest cost                                   4,382        9,277       9,484
Amendments                                         --           --          --
Actuarial loss (gain)                            (511)      (7,162)      4,567
Effect of curtailment                              --           --          --
Effect of settlement                          (99,144)          --          --
Foreign currency adjustments                    1,367      (12,783)     (3,474)
Benefits paid                                      --      (13,234)     (6,472)
------------------------------------------------------------------------------
Projected benefit obligation at end of
 year                                       $   6,576    $ 100,406    $125,705
------------------------------------------------------------------------------
Plan assets at fair value at beginning
 of year                                    $ 118,932    $ 143,186    $140,685
Actual return on assets                           503        3,959      14,762
Foreign currency adjustments                    1,757      (14,979)     (4,025)
Effect of settlement                          (99,144)          --          --
Benefits paid                                      --      (13,234)     (6,472)
------------------------------------------------------------------------------
Plan assets at fair value at end of year    $  22,048    $ 118,932    $144,950
------------------------------------------------------------------------------
Excess of plan assets over projected
 benefit obligation                         $  15,472    $  18,526    $ 19,245
Unrecognized net (gain) loss                    3,072       (2,057)     (2,197)
Unrecognized net asset                             --           --          --
Unrecognized prior service cost
 (credit)                                          --           --          --
------------------------------------------------------------------------------
Prepaid pension cost                        $  18,544    $  16,469    $ 17,048
==============================================================================



                                                  UNITED STATES                CANADA
---------------------------------------------------------------------------------------
                                          2001         2000        1999           2001
---------------------------------------------------------------------------------------
PENSION EXPENSE
Service cost                          $       20   $  13,287    $  11,965    $    3,169
Interest cost                             23,107      52,658       50,343         5,523
Expected return on assets                (37,863)    (82,523)     (70,626)       (7,497)
Settlement loss                          109,115          --           --            --
Curtailment gain                              --      (6,630)          --            --
Amortization of net loss (gain)            2,154        (128)     (12,746)          172
Amortization of net asset                     --          --       (3,048)           --
Amortization of prior service cost            --         832        2,997            --
Amendments                                    --          --        1,765            --
---------------------------------------------------------------------------------------
Net pension expense (credit)          $   96,533   $ (22,504)   $ (19,350)   $    1,367
---------------------------------------------------------------------------------------
OTHER INFORMATION
Assumptions:
Discount rates
 January 1                                   7.8%        7.8%         8.0%          7.0%
 December 31                                 6.8%        7.8%         8.0%          6.5%
Rate of return on plan assets                6.8%        9.0%         9.0%          8.0%
Rate of compensation increase                 --         5.0%         5.0%          4.0%
Amortization period                           14 years    13 years     13 years      15 years
----------------------------------------------------------------------------------------



                                                CANADA                     INTERNATIONAL
-------------------------------------------------------------------------------------------------
                                          2000         1999        2001         2000       1999
-------------------------------------------------------------------------------------------------
PENSION EXPENSE
Service cost                          $    3,076   $   2,331   $      76   $     133    $     220
Interest cost                              5,761       5,644       4,382       9,277        9,484
Expected return on assets                 (7,691)     (7,742)     (5,931)    (10,780)     (11,034)
Settlement loss                               --          --          --          --           --
Curtailment gain                              --          --          --          --           --
Amortization of net loss (gain)               --        (876)       (209)       (208)        (338)
Amortization of net asset                     --        (908)         --          --           --
Amortization of prior service cost            --         170          --          --          230
Amendments                                    --          --          --          --           --
-------------------------------------------------------------------------------------------------
Net pension expense (credit)          $    1,146   $  (1,381)  $  (1,682)  $  (1,578)   $  (1,438)
-------------------------------------------------------------------------------------------------
OTHER INFORMATION
Assumptions:
Discount rates
 January 1                                   7.5%        8.0%        8.3%        8.3%         8.3%
 December 31                                 7.0%        8.0%        5.0%        8.3%         8.3%
Rate of return on plan assets                8.0%        8.0%        8.3%        8.3%         8.3%
Rate of compensation increase                5.0%        5.0%        5.0%        5.0%         5.0%
Amortization period                           15 years    15 years    10 years    10 years     10 years
-------------------------------------------------------------------------------------------------

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


14. POSTRETIREMENT HEALTH CARE AND LIFE INSURANCE BENEFITS

     The Corporation provides employees with postretirement health care and life insurance benefits. The following data is based upon reports from independent consulting actuaries as at November 30, 2001 and 2000:

                                                                         2001           2000
-----------------------------------------------------------------------------------------------
ACCRUED POSTRETIREMENT BENEFIT COST
Projected postretirement benefit obligation at beginning of year      $ 181,085      $ 179,046
Service cost                                                              1,638          1,450
Interest cost                                                            13,939         13,430
Actuarial loss                                                           64,485            266
Foreign currency adjustments                                               (468)          (387)
Benefits paid                                                           (13,215)       (12,720)
----------------------------------------------------------------------------------------------
Projected postretirement benefit obligation at end of year            $ 247,464      $ 181,085
Contributions paid in December                                             (587)        (1,072)
Unrecognized net gain (loss)                                            (48,526)        15,765
Unrecognized prior service credit                                        41,313         47,596
----------------------------------------------------------------------------------------------
Accrued postretirement benefit cost liability                         $ 239,664      $ 243,374
----------------------------------------------------------------------------------------------
POSTRETIREMENT BENEFIT EXPENSE
Service cost                                                          $   1,638      $   1,450
Interest cost                                                            13,939         13,430
Amortization of unrecognized prior service credit                        (6,282)        (6,282)
Amortization of net loss                                                     51             --
----------------------------------------------------------------------------------------------
Net postretirement benefit expense                                    $   9,346      $   8,598
----------------------------------------------------------------------------------------------
ASSUMPTIONS AND OTHER INFORMATION
Weighted average discount rate                                              7.2%           7.7%

                                                                             2001         2000
------------------------------------------------------------------------------------------------
Weighted average health care cost trend rate:
 Before age 65                                                                11.8%        6.8%
 After age 65                                                                 13.7%        5.4%
 The healthcare cost trend rate will gradually decline to the ultimate trend rate then remain level thereafter
Weighted average ultimate health care cost trend rate                          6.0%        5.2%
 Year in which ultimate health care cost trend rate will be achieved
 Canada                                                                       2008        2004
 United States:
   Before age 65                                                              2011        2002
   After age 65                                                               2013        2002

     The following is the effect of a 1% increase in the assumed health care cost trend rates for each future year on:

 Accumulated postretirement benefit obligation                         $13,905      $10,914
 Aggregate of the service and interest cost components of net
   postretirement benefit cost                                           1,182        1,023
The following is the effect of a 1% decrease in the assumed health care cost trend rates for each future year on:
 Accumulated postretirement benefit obligation                         $12,244      $10,793
 Aggregate of the service and interest cost components of net
   postretirement benefit cost                                           1,055        1,008


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

     In the fourth quarter of 2001, based on a current valuation of a non-core business held for disposition, the Corporation wrote-off the remaining goodwill amounting to $28,528 recorded in the Commercial business segment. The valuation criteria includes in part, earnings potential, revenue and operating multiples, and other industry standards. Included in the results of the Commercial segment are net sales of $191,350 (2000 -- $213,889, 1999 -- $232,761) and operating losses of $21,491 (income of $358 in 2000 and $8,382 in 1999) for this business. The Corporation expects to dispose of this non-core business by the end of 2002.

16. RESTRUCTURING AND OTHER NON-RECURRING CHARGES

                        EMPLOYEE        OTHER
                      TERMINATIONS     CHARGES       TOTAL
------------------------------------------------------------
Forms and Labels         $33,597       $ 9,422     $ 43,019
Outsourcing                4,138            --        4,138
Commercial                28,365         7,639       36,004
Corporate                 10,894        48,480       59,374
-----------------------------------------------------------
                         $76,994       $65,541     $142,535
===========================================================

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




                            BALANCE AT                                                         BALANCE AT
                           DECEMBER 31,                                         NON-CASH      DECEMBER 31,
                               2000         PROVISION, NET      CASH PAID      WRITE-OFFS         2001
----------------------------------------------------------------------------------------------------------
Employee terminations         $ 6,626          $ 76,994         $ (41,665)      $     --        $ 41,955
Other                          39,335            52,685            (6,258)        (1,044)         84,718
--------------------------------------------------------------------------------------------------------
                              $45,961          $129,679         $ (47,923)      $ (1,044)       $126,673
========================================================================================================

     The restructuring reserves classified as "other costs" of $84,718 at December 31, 2001 consist of the estimated remaining payments related to onerous lease terminations and facility closing costs of $77,288 and tax payments for the U.K. pension plan. Certain of the Corporation's facility lease obligations continue until 2010. Market conditions and the Corporation's ability to sublease these properties may affect the ultimate charge related to its lease obligations. Any potential recovery or additional charge may affect amounts reported in the consolidated financial statements or future periods.


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


     The Corporation recorded net reversals of $24,033 and $68,410 of restructuring charges under the 1998 restructuring plan during the fourth quarters of 2000 and 1999, respectively. In 2000, the reversals resulted from facility closing costs that were lower than originally estimated and subleasing these facilities on more favorable terms than originally estimated ($24,033). In 1999, the restructuring reversals primarily resulted from facility closing costs that were lower than originally estimated ($18,430); favorable settlement of liabilities and obligations for future payments related to the dispositions of the European and Australasia businesses ($13,180); negotiated lower than expected costs to exit customer contracts ($11,400); and the decision to sell rather than restructure the Data Management Services business ($7,180). Additionally in the fourth quarter of 1999, changes in senior management of the Corporation and the related changes in their corporate strategy resulted in the new management's decision to not fully implement certain restructuring actions under the original plan ($18,220).

     For the year ended December 31, 2001 the Corporation recorded non-recurring pretax charges as follows:




                                           SELLING,
                                          GENERAL AND      DEPRECIATION     INVESTMENT
                                        ADMINISTRATIVE          AND         AND OTHER
                      COST OF SALES         EXPENSE        AMORTIZATION       INCOME        TOTAL
---------------------------------------------------------------------------------------------------
Forms and Labels         $   861            $ 4,287          $ 21,873        $    --      $ 27,021
Outsourcing                   --                 --               342             --           342
Commercial                 5,685                332            89,551          4,014        99,582
Corporate                 61,209             41,212            19,627         12,545       134,593
--------------------------------------------------------------------------------------------------
                         $67,755            $45,831          $131,393        $16,559      $261,538
==================================================================================================

     Included in cost of sales and selling, general and administrative expenses is a charge of $11,165 for the write-off of inventory and accounts receivable relating to exiting certain non-core businesses. The Corporation also recorded a net loss of $96,605 associated with the partial settlement of the U.S. pension plan, which was curtailed as of December 31, 2000 and other non-recurring cash charges of $4,816 included in selling, general and administrative expense. A charge of $1,221 and $10,396 related to the partial redemption of the private placement notes and the conversion of the subordinated convertible debentures is included in investment and other income, and $1,000 for legal and other professional fees in selling, general and administrative expense. Non-cash charges of $131,393 related to the write-down of goodwill of non-core businesses to be disposed of and asset impairments are included in depreciation and amortization. Asset impairments relate to write-offs of property, plant and equipment (see Note 4 "Property, Plant and Equipment") and capitalized software (See Note 7 "Other Assets"). For the write-down of goodwill for non-core businesses to be disposed of, one non-core business was subsequently sold in 2001 and the other non-core business is being held for sale (See Note 15 "Dispositions and Assets Held for Disposition"). A loss on disposition of non-core businesses of $4,014 and $928 for the write-down of investments were charged to investment and other income (See Note 6 "Goodwill" and 15 "Dispositions And Assets Held For Disposition").


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


17. INCOME TAXES


     The components of earnings (loss) before income taxes and minority interest for the three years ended December 31 were as follows:

                                                          2001             2000           1999
-------------------------------------------------------------------------------------------------
EARNINGS (LOSS) BEFORE INCOME TAXES AND MINORITY
 INTEREST
Canada                                                $   (68,232)      $ (40,787)     $  2,485
United States                                            (331,585)        (78,991)       67,329
Other countries                                            11,397          38,186        58,796
-----------------------------------------------------------------------------------------------
                                                      $  (388,420)      $ (81,592)     $128,610
===============================================================================================

                            LIABILITY METHOD           LIABILITY METHOD           DEFERRAL METHOD
-----------------------------------------------------------------------------------------------------
                                  2001                       2000                      1999
                         CURRENT      DEFERRED      CURRENT      DEFERRED      CURRENT      DEFERRED
-----------------------------------------------------------------------------------------------------
PROVISION (RECOVERY)
FOR INCOME TAXES
Canada                   $  469      $      54      $   73      $     364      $   561     $    815
United States               189        (36,826)       (158)       (21,706)       2,011       25,940
Other countries           2,933            379       5,631         (2,352)       8,074       (2,251)
Withholding taxes           610             --         771             --          136           --
---------------------------------------------------------------------------------------------------
                         $4,201      $ (36,393)     $6,317      $ (23,694)     $10,782     $ 24,504
=====================================================================================================

     Deferred income taxes result from a number of temporary and timing differences in the jurisdictions in which the Corporation and its subsidiaries operate. These differences and the tax effect of each were as follows:

                                       LIABILITY       LIABILITY       DEFERRAL
                                         METHOD          METHOD         METHOD
---------------------------------------------------------------------------------
                                          2001            2000           1999
---------------------------------------------------------------------------------
DEFERRED INCOME TAXES
Depreciation                           $    (459)      $     319      $   2,968
Pensions                                 (36,493)          6,151          7,436
Unearned revenue                              --         (10,847)            --
Postretirement benefits                       --           1,869             --
Restructuring                                 --          16,548         30,917
Tax benefit of loss carryforward              --         (38,244)       (16,746)
Other                                        559             510            (71)
-------------------------------------------------------------------------------
                                       $ (36,393)      $ (23,694)     $  24,504
===============================================================================

     Temporary differences and tax loss carryforwards, which give rise to deferred income tax assets and liabilities, are as follows:

                                           2001           2000
------------------------------------------------------------------
DEFERRED INCOME TAX ASSETS
Postretirement benefits                $   94,092      $  96,499
Tax benefit of loss carryforwards         154,605        118,593
Pensions                                      672          1,387
Restructuring                              45,736         10,377
Other                                      57,648         52,533
----------------------------------------------------------------
                                          352,753        279,389
Valuation allowance                      (166,695)       (63,942)
----------------------------------------------------------------
                                       $  186,058      $ 215,447
----------------------------------------------------------------
DEFERRED INCOME TAX LIABILITIES
Depreciation                           $   50,561      $  71,929
Pensions                                   77,968        118,234
Other                                      10,341         13,200
----------------------------------------------------------------
                                          138,870        203,363
----------------------------------------------------------------
Net deferred income tax asset          $   47,188      $  12,084
----------------------------------------------------------------

                                                 2001         2000
---------------------------------------------------------------------
Distributed as follows:
 Current deferred income tax asset            $ 13,566      $69,879
 Current deferred income tax liability             324          462
 Long-term deferred income tax asset            47,651        8,949
 Long-term deferred income tax liability        13,705       66,282
===================================================================

     The effective rates of tax for each year compared with the statutory Canadian rates were as follows:




                                                            2001            2000          1999
-------------------------------------------------------------------------------------------------
EFFECTIVE TAX EXPENSE (RECOVERY) RATE
Canada:
 Combined federal & provincial statutory rate               (41.6)%         (43.2)%        43.8%
 Corporate surtax                                            (1.1)           (1.1)          1.1
 Manufacturing & processing rate reduction                    5.4             6.0          (6.3)
-----------------------------------------------------------------------------------------------
Expected income tax expense (recovery) rate                 (37.3)          (38.3)         38.6
Tax rate differences in other jurisdictions                  (2.2)          (18.1)        (10.6)
Losses for which a benefit has not been provided              4.7            17.8           1.8
Restructuring costs                                          12.2            (1.6)         (5.0)
Impaired assets                                               6.4              --            --
International divestiture                                     5.4              --            --
Non-deductible goodwill amortization and write
 downs                                                        3.0            17.1           1.4
Other                                                        (0.5)            1.8           1.2
-----------------------------------------------------------------------------------------------
Total consolidated effective tax expense (recovery)
 rate                                                        (8.3)%         (21.3)%        27.4%
===============================================================================================

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


     The valuation allowance at December 31, 2001 relates to net operating losses generated in the United States, Canada, Latin America, and Europe, which have limited carryforward periods. The increase in the valuation allowance in 2001 primarily relates to amounts recorded against operating losses generated in the United States. The realization of the losses is not likely due to the uncertainty of future taxable income sufficient to utilize those losses based upon the recent loss history of these operations.


     The Corporation has reduced deferred tax assets by a valuation allowance for a portion of its deferred tax assets to the extent that it believes based on the weight of available evidence, it is more likely than not that those assets will not be realized.


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

     Other products within the Commercial segment include:

 o  Variable-imaged bar codes

 o  Printers, applicators and software products and solutions

 o  Post processing equipment

OPERATING SEGMENTS
(IN THOUSANDS OF U.S. DOLLARS)

                                    FORMS AND
                                  -------------
                                      LABELS       OUTSOURCING     COMMERCIAL     CONSOLIDATED
                                  -------------   -------------   ------------   -------------
2001
Total revenue .................    $1,167,721       $341,485       $ 666,795      $2,176,001
Intersegment revenue ..........        (2,422)        (2,006)        (16,999)        (21,427)
Sales to customer outside the
 enterprise ...................     1,165,299        339,479         649,796       2,154,574
Segment operating income
 (loss) .......................        42,743         49,508         (90,202)          2,049
Nonoperating expenses .........                                                     (344,373)
                                                                                  ----------
Loss from operations ..........                                                     (342,324)
Segment assets ................       624,532        117,243         282,132       1,023,907
Corporate assets including
 investments ..................                                                      313,079
                                                                                  ----------
Total assets ..................                                                    1,336,986
Capital asset depreciation and
 amortization .................       110,037         19,383         109,652         239,072
Capital expenditures ..........        12,942         16,124           9,819          38,885

2000 (RESTATED)
Total revenue .................    $1,225,622       $297,851       $ 752,764      $2,276,237
Intersegment revenue ..........            --         (1,082)        (16,737)        (17,819)
Sales to customer outside the
 enterprise ...................     1,225,622        296,769         736,027       2,258,418
Segment operating income
 (loss) .......................        71,917         43,126         (10,518)        104,525
Nonoperating expenses .........                                                     (150,759)
                                                                                  ----------
Loss from operations ..........                                                      (46,234)
Segment assets ................       840,653        109,847         444,496       1,394,996
Corporate assets including
 investments ..................                                                      348,591
                                                                                  ----------
Total assets ..................                                                    1,743,587
                                                                                  ----------

OPERATING SEGMENTS
(IN THOUSANDS OF U.S. DOLLARS)




                                     FORMS AND
                                   -------------
                                       LABELS       OUTSOURCING     COMMERCIAL     CONSOLIDATED
                                   -------------   -------------   ------------   -------------
Capital asset depreciation and
 amortization ..................        83,407         19,276          48,835         151,518
Capital expenditures ...........        37,143         10,651          27,992          75,786
1999 (RESTATED) ................
Total revenue ..................    $1,404,739       $281,152       $ 755,081      $2,440,972
Intersegment revenue ...........            --           (735)        (15,121)        (15,856)
Sales to customer outside the
 enterprise ....................     1,404,739        280,417         739,960       2,425,116
Segment operating income
 (loss) ........................       195,691         47,732          52,836         296,259
Nonoperating expenses ..........                                                     (154,578)
                                                                                   ----------
Income from operations .........                                                      141,681
Segment assets .................       937,907        109,717         481,822       1,529,446
Corporate assets including
 investments ...................                                                      100,847
                                                                                   ----------
Total assets ...................                                                    1,630,293
Capital asset depreciation and
 amortization ..................        50,522         19,789          31,024         101,335
Capital expenditures ...........        62,898         18,449          19,490         100,837

GEOGRAPHIC INFORMATION

                                           CANADA      UNITED STATES     INTERNATIONAL     CONSOLIDATED
                                        -----------   ---------------   ---------------   -------------
2001
Sales to customers outside the
 enterprise .........................    $199,628        $1,689,954         $264,992       $2,154,574
Capital assets and goodwill .........      36,484           270,475           42,975          349,934

2000
Sales to customers outside the
 enterprise .........................    $222,311        $1,685,680         $350,427       $2,258,418
Capital assets and goodwill .........      47,110           415,763           76,756          539,629

1999
Sales to customers outside the
 enterprise .........................    $218,870        $1,831,503          374,743       $2,425,116
Capital assets and goodwill .........      42,321           473,886           99,471          615,678

20. LEASE COMMITMENTS


     At December 31, 2001, long-term lease commitments require approximate future rental payments as follows:



2002      $32,835     2005                     $15,432
------------------------------------------------------
2003      $24,443     2006                     $12,215
------------------------------------------------------
2004      $19,992     2007 and thereafter      $34,768
======================================================

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


23. CASH FLOW DISCLOSURE

     For the year ended December 31, 2001, the following non-cash transactions are required to be disclosed for both Canadian and United States GAAP as follows:

----------------------------------------------------
Subordinated convertible debentures          $71,506
Inducement to certain debenture holders       15,345
----------------------------------------------------

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


PENSIONS AND POSTRETIREMENT BENEFITS

     With the adoption of CICA Handbook Section 3461, Employee Future Benefits, effective January 1, 2000, there is no longer any difference in the method of accounting for these costs. However, the transitional rules for implementing the new Canadian standard continue to result in United States GAAP reporting differences. Under CICA 3461, all past net gains (losses), net assets and prior service costs were recognized as of the date of adoption. Whereas, under United States GAAP, net gains (losses), net assets and prior service costs which occurred before January 1, 2000 are recognized over the appropriate amortization period.

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


STATEMENT OF CASH FLOWS

     For Canadian GAAP the Statements of Cash Flows discloses the net change in cash resources, which is defined as cash less bank indebtedness. United States GAAP requires the disclosure of cash and cash equivalents. Under United States GAAP, net cash provided (used) by financing activities for 2001, 2000, and 1999 would be $(66,315), $18,451, and $(36,895), respectively. Cash and cash equivalents were $84,855, $36,538, and $38,179 for the years ended December 31, 2001, 2000 and 1999 respectively.


INCOME TAXES

     SFAS No. 109 requires a liability method under which temporary differences are tax effected at enacted rates, whereas under Canadian GAAP, temporary differences are tax effected using substantively enacted rates and laws that will be in effect when the differences are expected to reverse (see Note 17).


ACCOUNTING FOR CERTAIN INVESTMENTS IN DEBT AND EQUITY SECURITIES

     U.S. GAAP requires unrealized gains (losses) on available-for-sale securities to be reported as a net amount in a separate component of shareholders' equity until realized, whereas under Canadian GAAP such investments are carried at cost with no effect on net income or shareholder's equity. Under both Canadian and U.S. GAAP, impairments deemed to be other than temporary would be charged to earnings.


STOCK COMPENSATION

     SFAS No. 123 requires pro forma disclosures of net income and earnings per share, as if the fair value-based method of accounting for employee stock options had been applied. The Corporation uses the intrinsic value method for accounting for stock options. The disclosures in the table show the Corporation's net income and earnings per share on a proforma basis using the fair value method and Black-Scholes option pricing model. For Canadian GAAP purposes, prior to the 2002 issuance of CICA Handbook Section 3870 -- Stock-Based Compensation and Other Stock-Based Payments (see Note 25), the recognition of compensation expense was not required for the Series 1 Preference Shares, whereas under U.S. GAAP the expense is recognized and measured at fair value of the preference shares, at each reporting date, less the amount the employee is required to pay accrued over the vesting period.


COMPREHENSIVE INCOME

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

     The following tables provides information required under United States
GAAP:




                                          2001             2000           1999
----------------------------------------------------------------------------------
Net earnings (loss) as reported       $  (358,038)      $ (66,372)     $  92,599
U.S. GAAP ADJUSTMENTS
Pension expense                           144,917          18,263         (6,775)
Postretirement benefits                    17,275          18,833          8,565
Capitalized software                       17,287          (2,300)        (7,521)
Interest expense                              258              --             --
Termination liabilities                        --              --        (44,372)

                                                              2001             2000            1999
-------------------------------------------------------------------------------------------------------
Debt conversion costs                                         (6,949)              --              --
Stock-based compensation                                      (2,700)              --              --
Income taxes                                                 (82,014)         (13,728)         30,388
-----------------------------------------------------------------------------------------------------
Net earnings (loss) determined under United States         $
 GAAP                                                       (269,964)        $(45,304)       $ 72,884
-----------------------------------------------------------------------------------------------------
Earnings Per Share                                              2001             2000            1999
-----------------------------------------------------------------------------------------------------
                                                           $
Net earnings (loss)                                         (269,964)        $(45,304)       $ 72,884
-----------------------------------------------------------------------------------------------------
Basic earnings (loss) per share                            $   (3.05)        $  (0.51)       $   0.82
-----------------------------------------------------------------------------------------------------
Diluted earnings (loss) per share                          $   (3.05)        $  (0.51)       $   0.82
-----------------------------------------------------------------------------------------------------
Comprehensive Income                                            2001             2000            1999
-----------------------------------------------------------------------------------------------------
                                                           $
Net earnings (loss)                                         (269,964)        $(45,304)       $ 72,884
-----------------------------------------------------------------------------------------------------
Other comprehensive income (loss):
 Currency translation adjustments                             (1,817)          (8,104)        (12,378)
 Reclassification adjustment for losses included in
   income                                                       (798)          11,092              --
 Unrealized losses on available-for-sale securities               --           (6,041)         (4,253)
-----------------------------------------------------------------------------------------------------
Total other comprehensive income (loss)                       (2,615)          (3,053)        (16,631)
=====================================================================================================
Total comprehensive income (loss)                          $(272,579)        $(48,357)       $ 56,253
=====================================================================================================
Proforma Stock Compensation Disclosures                         2001             2000            1999
-----------------------------------------------------------------------------------------------------
                                                           $
Net income (loss)                                           (271,913)        $(47,050)       $ 70,981
-----------------------------------------------------------------------------------------------------
 Income (loss) per share
 Basic                                                     $   (3.07)        $  (0.53)       $   0.80
 Diluted                                                   $   (3.07)        $  (0.53)       $   0.80
Assumptions:
Risk-free interest rates                                         4.5%             5.5%            6.1%
Expected lives (in years)                                          5                6               6
Dividend yield                                                    --              7.6%            2.7%
Volatility                                                        46%              39%             26%
=====================================================================================================

     In 1999 and to a lesser extent 2000, certain deployment and training costs related to the implementation of the Corporation's ERP system were expensed for U.S. GAAP purposes and capitalized for Canadian GAAP purposes. In those years, such expenses exceeded the amortization differential since the ERP system was not placed in service until 2000. In 2001, the U.S. GAAP reconciling item for capitalized software relates solely to the amortization differential of the capitalized amounts.

     The components of "Debt conversion costs" for 2001 were as follows:



     Inducement shares issued .............     $ (15,345)
     Deferred debt issuance costs .........        10,396
     Contingent consideration .............        (2,000)
                                                ---------
     DEBT CONVERSION COSTS ................     $  (6,949)

     The value of the inducement shares represent the fair market value of 1,650,000 of the Corporation's common shares and is based upon the closing price of the Corporation's common shares on the NYSE on December 28, 2001, the date the shares were issued. For Canadian GAAP purposes, the fair value of the inducement shares was charged to equity and additionally shown on the statement of operations as a reduction to the amount available to common shareholders in the calculation of earnings per share. For United States GAAP purposes, the fair value of the inducement shares was recognized as an increase to share capital and recognized as a charge to earnings for the period. The deferred debt issuance costs represent the unamortized balance of the deferred issuance costs related to the convertible debentures at conversion. For Canadian GAAP purposes, these costs were recognized in earnings for the period, whereas for United States GAAP purposes, these costs were recorded as a component of share capital. The contingent consideration represents the right granted with the inducement shares for the holder to potentially receive additional consideration in the future based on the 20 day weighted average share price of the Corporation's stock at December 31, 2002 and 2003 (see Note
9). For Canadian GAAP purposes, to the extent that any stock or cash is paid, it will be recorded as a charge to retained earnings. For United States GAAP purposes, the fair value of this contingent consideration is recognized in earnings and recorded at fair market value in subsequent reporting periods. The fair value of the consideration was based upon an independent third party valuation using an option pricing valuation model that includes, but is not limited to the following factors: the Corporation's stock price volatility; cost of borrowings; and certain equity valuation multiples.

     The weighted average grant date fair values of options granted during 2001, 2000, and 1999 were $3.91, $0.67 and $2.07, respectively.




BALANCE SHEET ITEMS AT DECEMBER 31,                         2001                             2000
--------------------------------------------------------------------------------------------------------------
                                                AS REPORTED         US GAAP       AS REPORTED       US GAAP
--------------------------------------------------------------------------------------------------------------
Net pension asset                               $  (188,024)      $ (119,668)     $ (286,360)     $  (73,087)
Other assets -- computer software                   (89,763)         (57,463)       (127,999)        (78,412)
Postretirement benefits                             239,664          381,687         243,374         402,672
Deferred taxes, net                                 (47,188)        (134,982)        (12,084)       (181,892)
Accounts payable and accrued liabilities            486,626          485,325         400,057         394,057
Long-term debt                                      111,062          111,062         272,465         280,808
Equity portion of subordinated convertible
 debentures                                              --               --           8,343              --
Cumulative translation adjustments                 (128,177)         (92,993)       (126,360)        (91,176)
Share capital                                       397,761          384,759         310,881         310,881
Retained earnings (deficit)                          51,666         (124,100)        431,821         150,287
============================================================================================================

25. PENDING ACCOUNTING STANDARDS

     (a) In July 2001, the Financial Accounting Standards Board issued
Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS 141") and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). The guidance of these standards is consistent with CICA Section 1581 and Section 3061. In August 2001, the CICA issued Handbook Section 1581, Business Combinations and Handbook Section 3062, Goodwill and other Intangible Assets. Section 1581 requires all business combinations to be accounted for using the purchase method of accounting and is effective for all business combinations consummated after June 30, 2001. Section 3062, which is effective for fiscal years beginning January 1, 2002 requires that the carrying value of goodwill be evaluated annually for impairment and disallows the amortization of goodwill. The standard also requires reclassification of identifiable intangibles out of previously reported goodwill. Identifiable intangibles are amortized over their estimated useful lives and will be reviewed annually for impairment. The Corporation will complete its transitional goodwill impairment testing by June 30, 2002. The Corporation does not believe that either of these accounting standards will have a material impact upon its financial condition or results of operations.

     The following table reconciles the United States GAAP reported net earnings (loss) for the years ended December 31, 2001, 2000 and 1999 to the pro forma net earnings (loss), which excludes previously recorded goodwill amortization, excluding impairment charges.

                                                            EARNINGS (LOSS) PER SHARE
                                                            -------------------------
                                             NET EARNINGS
                                                (LOSS)         BASIC        DILUTED
                                            -------------   -----------   -----------
2001
Net loss, as reported ...................    $ (269,964)      $ (3.05)      $ (3.05)
Add back: goodwill amortization .........         4,856          0.06          0.06
                                             ----------       -------       -------
Pro forma net loss ......................    $ (265,108)      $ (2.99)      $ (2.99)
                                             ----------       -------       -------
2000
Net loss, as reported ...................    $  (45,304)      $ (0.51)      $ (0.51)
Add back: goodwill amortization .........         6,628          0.07          0.07
                                             ----------       -------       -------
Pro forma net loss ......................    $  (38,676)      $ (0.44)      $ (0.44)
                                             ----------       -------       -------
1999
Net earnings, as reported ...............    $   72,884       $  0.82       $  0.82
Add back: goodwill amortization .........         6,931          0.08          0.08
                                             ----------       -------       -------
Pro forma net earnings ..................    $   79,815       $  0.90       $  0.90
                                             ----------       -------       -------

     (b) In October 2001, the Financial Accounting Standards Board issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 supersedes previous guidelines for financial accounting and reporting for the impairment or disposal of long-lived assets and for segments of a business to be disposed of. The adoption of SFAS No. 144 on January 1, 2002 is not expected to have a material impact on the Corporation's financial position or results of operations.

     (c) In 2001, the Accounting Standards Board has amended CICA Handbook section 1650 -- Foreign Currency Translation. The amendment eliminates the deferral and amortization of unrealized translation gains and losses on non-current monetary assets and liabilities and requires that exchange gain or loss arising on translation of a foreign currency denominated non-monetary item carried at market be included in income in the current reporting period. These amendments will be effective for fiscal years commencing on or after January 1, 2002 and should be applied retroactively, with restatement to prior period financial statements. The adoption of this section is not expected to have a material impact on the Corporation's financial position or results of operations.

     (d) In 2001, the CICA issued Handbook Section 3870 that establishes standards for the recognition, measurement and disclosure of stock-based compensation and other stock-based payments made in exchange for goods and services. It applies to transactions, including non-reciprocal transactions, in which an enterprise grants shares of common stock, stock options, or other equity instruments, or incurs liabilities based on the price of common stock or other equity instruments. The Standard encourages fair value measurement and recognition of equity instruments awarded to employees and cost of services received as consideration. The Standard must be implemented by all public enterprises in fiscal years commencing January 1, 2002. An enterprise that has not applied the fair value based method of accounting should disclose for each period the pro forma net income and earnings per share, as if the fair value based accounting method had been used. The pro forma disclosure should be provided for awards granted in fiscal years beginning on or after January 1, 2002, but need not be provided for awards granted before that date. The Corporation will disclose the required pro forma effects.

     (e) In 2001, the Accounting Standards Board of the CICA issued Accounting Guidelines No. 13 that increases the documentation, designation and effectiveness criteria to achieve hedge accounting. The guideline requires the discontinuance of hedge accounting for hedging relationships established that do not meet the conditions at the date it is first applied. It does not change the method of accounting for derivatives in hedging relationships, but requires fair value accounting for derivatives that do not qualify for hedge accounting. The new guideline is applicable for fiscal years commencing July 1, 2002. The Corporation is evaluating the impact this standard might have on its results of operations and financial position.


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

/s/ Robert G. Burton                       /s/ Mark A. Angelson
-------------------------------------      ------------------------------------
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


     We conducted our audits in accordance with auditing standards generally accepted in Canada and the United States of America. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.


     In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the Corporation as at December 31, 2000 and the results of its operations and the changes in its cash flows for each of the two years in the period ended December 31, 2000 in accordance with Canadian generally accepted accounting principles.


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


     We conducted our audit in accordance with auditing standards generally accepted in Canada and the United States of America. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.


     In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the Company as at December 31, 2001 and the results of its operations and its cash flows for the year ended December 31, 2001 in accordance with Canadian generally accepted accounting principles.


     The financial statements as at December 31, 2000 and 1999 and for the years then ended, prior to the change in accounting policy for earnings per share as described in Note 2, the restatement of segmented information in Note 19 to conform with management's process for making decisions with regard to resource allocation and performance evaluation and reclassification of various amounts to conform to the current year's presentation, and disclosure of net earnings (loss) and earnings (loss) per share adjusted to exclude amortization expense related to goodwill as described in Note 25(a) were audited by other auditors who expressed an opinion without reservation on those statements in their report dated February 22, 2001. We have audited the adjustments and reclassifications to the 2000 and 1999 financial statements and in our opinion, such adjustments and reclassifications, in all material respects, are appropriate and have been properly applied.


/s/ Deloitte & Touche LLP
----------------------------------------
Deloitte & Touche LLP
Chartered Accountants
Toronto, Canada
February 13, 2002,
except as to Note 25 (a),
which is as of June 18, 2002

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.


     There were no disagreements with the independent auditors on accounting and financial disclosure.

                                   PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


     The information regarding the Corporation's Executive Officers appears in the "Executive Officers" section at the end of Part I of this report. In addition, the information regarding the directors of the Corporation appearing on page 7 of the Management Information Circular and Proxy Statement for the Annual and Special Meeting of Shareholders held on April 18, 2002 is incorporated herein by reference. Each director will hold office until the next annual meeting of shareholders or until a successor is elected or appointed.


ITEM 11. EXECUTIVE COMPENSATION


     The information regarding the Directors' and Executive Officers' compensation appears on pages 11 to 14 of the Management Information Circular and Proxy Statement for the Annual and Special Meeting of Shareholders held on April 18, 2002 and is incorporated herein by reference.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS


     The information captioned "Security Ownership of Certain Beneficial Owners and Management" appearing on pages 10 and 11 of the Management Information Circular and Proxy Statements for the Annual and Special Meeting of Shareholders held on April 18, 2002 is incorporated herein by reference.


     Certain officers of the Corporation, including the Chairman, President and Chief Executive Officer, and members of the Board of Directors were investors in Chancery Lane/GSC Investors L.P., the partnership that owned the $70.5 million aggregate principal amount of 8.70% subordinated convertible debentures due June 30, 2009. The debentures were converted into 21,692,311 common shares on December 28, 2001.


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


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


     The information captioned "Certain Relationships and Related Transactions" appearing on page 18 of the Management Information Circular and Proxy Statement for the Annual and Special Meeting of Shareholders held on April 18, 2002 is incorporated herein by reference.

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

     Consolidated Statements of Operations for years ended December 31, 2001, 2000 and 1999

   Consolidated Statements of Retained Earnings for the years ended December 31, 2001, 2000 and 1999

     Consolidated Statements of Cash Flows for the years ended December 31, 2001, 2000 and 1999

     Notes to Consolidated Financial Statements

     Reports of Independent Auditors

2. FINANCIAL STATEMENT SCHEDULES:

     Reports of Independent Auditors on Financial Statement Schedule on pages F-1 and F-2.


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



Dated: June 19, 2002

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

            SIGNATURE                         TITLE                   DATE
            ---------                         -----                   ----
         /s/ Mark A. Angelson      Director                      June 19, 2002
 -----------------------------
         Mark A. Angelson

         /s/ Robert G. Burton      Chairman of the Board,        June 19, 2002
 -----------------------------     President, Chief Executive
        Robert G. Burton           Officer and Director

                                   Director                      June 19, 2002
 -----------------------------
        Ronald J. Daniels

      /s/ Alfred C. Eckert, III    Director                      June 19, 2002
 -----------------------------
         Alfred C. Eckert, III

          /s/ Joan D. Manley       Director                      June 19, 2002
 -----------------------------
          Joan D. Manley

        /s/ Lionel H. Schipper     Director                      June 19, 2002
 -----------------------------
        Lionel H. Schipper

          /s/ John W. Stevens      Director                      June 19, 2002
 -----------------------------
         John W. Stevens

                     REPORT OF INDEPENDENT ACCOUNTANTS ON
                          FINANCIAL STATEMENT SCHEDULE


To the Shareholders of Moore Corporation Limited:


Our audits of the consolidated financial statements referred to in our report dated February 22, 2001 appearing on page 53 of this Form 10-K also included an audit of the financial statement schedule listed in Item 14(a)(2) of this Form 10-K. In our opinion, the financial statement schedule presents fairly in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.


PRICEWATERHOUSECOOPERS LLP
CHARTERED ACCOUNTANTS
Toronto, Canada
February 22, 2001

                          INDEPENDENT AUDITORS' REPORT


To the Shareholders of Moore Corporation Limited:


We have audited the consolidated financial statements of Moore Corporation Limited as of and for the year ended December 31, 2001, and have issued our report thereon dated February 13, 2002; such report is included on page 54 of this Form 10-K. Our audit also included the financial statement schedule of Moore Corporation Limited, listed in Item 14. This financial statement schedule is the responsibility of the Corporation's management. Our responsibility is to express an opinion based on our audit. In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


DELOITTE & TOUCHE LLP
CHARTERED ACCOUNTANTS
Toronto, Canada
February 13, 2002

                           MOORE CORPORATION LIMITED
                SCHEDULE II -- ALLOWANCE FOR DOUBTFUL ACCOUNTS
                   (EXPRESSED IN THOUSANDS OF U.S. DOLLARS)




                                            ADDITIONS
                      BALANCE AT        CHARGED TO COSTS                        BALANCE AT
YEAR              BEGINNING OF YEAR        AND EXPENSE       DEDUCTIONS (1)     END OF YEAR
--------------   -------------------   ------------------   ----------------   ------------
1999 .........         $14,212               $ 2,129            $ (2,417)         $13,924
2000 .........          13,924                 7,149              (5,799)          15,274
2001 .........          15,274                11,102              (4,319)          22,057

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

4.4 Standstill Agreement, dated December 21, 2000 among Moore Corporation Limited, Chancery Lane/GSC Investors L.P. and CLGI, Inc. (incorporated by reference from Exhibit 4.4 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2001)

4.5 Registration Rights Agreement, dated as of December 21, 2000 between Moore Corporation Limited and Chancery Lane/GSC Investors L.P. (incorporated by reference from Exhibit 4.5 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2001)

10.1 Supplemental Executive Retirement Plan for Designated Executives -- B (incorporated by reference from Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2001)*

10.2   2001 Long Term Incentive Plan (incorporated by reference from Exhibit
       10.2 to the Annual Report on Form 10-K for the year ended December 31, 2001 filed on March 29, 2002)*

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

10.6 Employment Agreement, dated as of December 11, 2000, between Moore Corporation Limited and Mark S. Hiltwein (incorporated by reference from
       Exhibit 10.6 to the Annual Report on Form 10-K for the year ended December 31, 2001 filed on March 29, 2002)*

10.7 Employment Agreement, dated as of December 11, 2000, between Moore Corporation Limited and Thomas J. Quinlan, III (incorporated by reference from Exhibit 10.7 to the Annual Report on Form 10-K for the year ended December 31, 2001 filed on March 29, 2002)*

10.8 Offer letter, dated January 2, 2001, between Moore Corporation Limited and Thomas W. Oliva (incorporated by reference from Exhibit 10.8 to the Annual Report on Form 10-K for the year ended December 31, 2001 filed on March 29, 2002)*


10.9 Offer letter, dated January 10, 2001, between Moore Corporation Limited and Dean E. Cherry (incorporated by reference from Exhibit 10.9 to the Annual Report on Form 10-K for the year ended December 31, 2001 filed on March 29, 2002)*


10.10 Amended Restated Credit Agreement, dated as of August 15, 1999, among FRDK, Inc., as the Borrower, Moore Corporation Limited, as Parent and a Guarantor, Certain Subsidiaries of the Parent, named therein, as Subsidiary Guarantors, Certain Financial Institutions named therein, as the Lenders and the Bank of Nova Scotia, as Agent for the Lenders (incorporated by reference from Exhibit 10.5 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2001)


11 Calculation of Earnings and Earnings Per Share (incorporated by reference from Exhibit 11 to the Annual Report on Form 10-K for the year ended December 31, 2001 filed on March 29, 2002)


21 Subsidiaries of the Registrant (incorporated by reference from Exhibit 21 to the Annual Report on Form 10-K for the year ended December 31, 2001 filed on March 29, 2002)


23.1   Consent of PricewaterhouseCoopers LLP Chartered Accountants


23.2   Consent of Deloitte & Touche LLP Chartered Accountants


----------
*     Management contract or compensation plan or arrangement