Form 10-Q
period 2002-06-30
MOORE CORPORATION LTD
filed 2002-08-13
CIK 67931

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

   FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002 COMMISSION FILE NUMBER 1-8014

                            MOORE CORPORATION LIMITED

             (Exact name of registrant as specified in its charter)


             ONTARIO, CANADA                             98-0154502
     (State or other jurisdiction of        (I.R.S. employer identification no.)
      incorporation or organization

           6100 Vipond Drive                                L5T 2X1
      MISSISSAUGA, ONTARIO, CANADA                        (Zip code)
(Address of principal executive offices)


                                  905-362-3100
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES [X] NO [ ]

At August 9, 2002, 111,385,858 shares of the registrant's common shares, without par value were outstanding.

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                            MOORE CORPORATION LIMITED
                           CONSOLIDATED BALANCE SHEETS
                         (IN THOUSANDS OF U.S. DOLLARS)

                                                                           JUNE 30,    DECEMBER 31,
                                                                             2002         2001
                                                                         ----------    -----------
                                                                         (UNAUDITED)
ASSETS
Current Assets
     Cash and cash equivalents                                           $   82,196     $   84,855
     Accounts receivable, less allowance for                                328,000        336,153
         doubtful accounts of $22,094 (2001 - $22,057)
     Inventories (Note 2)                                                   130,720        128,421
     Prepaid expenses                                                        17,887         13,544
     Deferred income taxes (Note 6)                                          14,041         13,566
                                                                         ----------     ----------
         Total current assets                                               572,844        576,539

Property, plant and equipment, net                                          281,924        307,640
Investments                                                                  33,726         32,204
Prepaid pension costs                                                       216,669        215,752
Goodwill and other intangibles (Note 3)                                     113,413         42,294
Deferred income taxes (Note 6)                                               68,834         47,651
Other assets                                                                100,452        114,906
                                                                         ----------     ----------
TOTAL ASSETS                                                             $1,387,862     $1,336,986
                                                                         ==========     ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
Current Liabilities
     Bank indebtedness                                                   $   35,194     $   56,181
     Accounts payable and accrued liabilities                               477,928        486,626
     Short-term debt (Note 4)                                                48,017         18,034
     Income taxes                                                            58,910         27,677
     Deferred income taxes (Note 6)                                               -            324
                                                                         ----------     ----------
         Total current liabilities                                          620,049        588,842

Long-term debt                                                              109,473        111,062
Postretirement benefits                                                     242,779        239,664
Deferred income taxes (Note 6)                                               14,327         13,705
Other liabilities                                                            54,531         51,263
Minority interest                                                             9,935         11,200
                                                                         ----------     ----------
         Total liabilities                                                1,051,094      1,015,736
                                                                         ----------     ----------
SHAREHOLDERS' EQUITY
Share Capital                                                               399,753        397,761
     Authorized:
     Unlimited number of preference (none outstanding
         for 2002 and 2001) and common shares without
         par value
     Issued:  111,369,107 common shares - 2002
              111,803,651 common shares - 2001
Retained earnings                                                            69,082         51,666
Cumulative translation adjustments                                         (132,067)      (128,177)
                                                                         ----------     ----------
         Total shareholders' equity                                         336,768        321,250
                                                                         ----------     ----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                               $1,387,862     $1,336,986
                                                                         ==========     ==========

(See notes to the consolidated financial statements)

                            MOORE CORPORATION LIMITED
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                THREE AND SIX MONTHS ENDED JUNE 30, 2002 AND 2001
              (IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                     Three Months Ended     Six Months Ended
                                                          June 30,              June 30,
                                                       2002     2001        2002        2001
                                                     -------- --------   ----------  ----------
Net sales                                            $499,791 $532,526   $1,029,292  $1,106,722

Cost of sales                                         341,764  368,757      702,772     829,689
Selling, general and administrative expenses          112,869  134,806      237,347     321,748
Restructuring provision (Note 5)                            -   36,723            -     103,374
Depreciation and amortization (includes impairment
   charge of $14,795 and $75,151 for 2001)             22,507   43,761       44,662     132,746
                                                     -------- --------   ----------  ----------

Total operating expenses                              477,140  584,047      984,781   1,387,557
                                                     -------- --------   ----------  ----------

Income (loss) from operations                          22,651  (51,521)      44,511    (280,835)

Investment and other income (expense)                     850     (712)        (645)     (4,442)
Interest expense, net                                   2,742    6,170        5,353      12,261
                                                     -------- --------   ----------  ----------

Earnings (loss) before income taxes
     and minority interest                             20,759  (58,403)      38,513    (297,538)

Income tax expense (recovery)                           5,486    1,472       10,280     (36,625)
Minority interest                                          27      491          494         913
                                                     -------- --------   ----------  ----------

     Net earnings (loss)                             $ 15,246 $(60,366)  $   27,739  $ (261,826)
                                                     ======== ========   ==========  ==========
     Net earnings (loss) per common share:

         Basic                                       $   0.14 $  (0.68)  $     0.25  $    (2.96)
                                                     -------- --------   ----------  ----------

         Diluted                                     $   0.13 $  (0.68)  $     0.24  $    (2.96)
                                                     -------- --------   ----------  ----------
     Average number of common shares
     outstanding (in thousands):

         Basic                                        111,481   88,457      111,664      88,457
                                                     -------- --------   ----------  ----------

         Diluted                                      114,169   88,457      114,217      88,457
                                                     -------- --------   ----------  ----------

(See notes to the consolidated financial statements)

                            MOORE CORPORATION LIMITED
                  CONSOLIDATED STATEMENTS OF RETAINED EARNINGS
                     SIX MONTHS ENDED JUNE 30, 2002 AND 2001
                (IN THOUSANDS OF U.S. DOLLARS, EXCEPT SHARE DATA)
                                   (UNAUDITED)

                                                            2002              2001
                                                          --------         ---------
Balance, beginning of period                              $ 51,666         $ 431,821

Net earnings (loss)                                         27,739          (261,826)

Repurchase of common shares (1,069,700 shares in 2002)     (10,323)                -

Subordinated convertible debentures                              -              (404)

Dividends (5(cent)per share in 2001)                             -            (4,423)
                                                          --------         ---------

Balance, end of period                                    $ 69,082         $ 165,168
                                                          ========         =========



(See notes to the consolidated financial statements)

                            MOORE CORPORATION LIMITED
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                THREE AND SIX MONTHS ENDED JUNE 30, 2002 AND 2001
                         (IN THOUSANDS OF U.S. DOLLARS)
                                   (UNAUDITED)

                                                         Three Months Ended      Six Months Ended
                                                                June 30,             June 30,
                                                            2002     2001         2002      2001
                                                         --------- --------    --------- ---------
OPERATING ACTIVITIES
Net earnings (loss)                                      $  15,246 $(60,366)   $  27,739 $(261,826)
Adjustments to reconcile net cash provided
 by operating activities:
     Depreciation and amortization                          22,507   43,761       44,662   132,746
     Net loss on sale of other assets                            -        -            -     4,225
     Restructuring provision, net of cash paid                   -   25,737            -    81,277
     Pension settlement                                          -        -            -   102,015
     Deferred income taxes                                 (25,483)   1,238      (21,360)  (36,220)
     Other                                                  (2,136)   1,128         (927)    2,214

Changes in operating assets and liabilities:
     Accounts receivable, net                               35,918   32,540       17,031    55,291
     Inventories                                             5,166    6,464        3,389     3,523
     Accounts payable and accrued liabilities               (3,499)  (7,135)     (19,874)  (25,372)
     Income taxes                                           30,156   (1,389)      31,233    (4,599)
     Other                                                  (3,693)   2,608       (6,044)   (5,125)
                                                         --------- --------    --------- ---------
Net cash provided by operating activities                   74,182   44,586       75,849    48,149

INVESTING ACTIVITIES
Property, plant and equipment, net                          (4,275)  (4,802)      (6,890)  (11,902)
Increase in long-term receivables                           (1,249)  (3,018)      (2,724)   (4,752)
Acquisition of businesses, net of cash received             (6,764)       -      (63,966)        -
Proceeds from sale of other assets and investments               -        -            -    12,526
Software expenditures                                       (4,359)       -       (4,880)        -
Other                                                          (43)  (2,875)          53    (2,874)
                                                         --------- --------    --------- ---------
Net cash used in investing activities                      (16,690) (10,695)     (78,407)   (7,002)

FINANCING ACTIVITIES
Dividends                                                        -   (4,423)           -    (8,846)
Net change in short-term debt                              (29,877)     936       29,983       132
Proceeds from issuance of long-term debt                         -    6,703            -    51,703
Payments on long-term debt                                    (728) (41,304)      (1,336)  (46,832)
Repurchase of common shares, net                            (7,895)       -       (8,331)        -
Other                                                         (468)    (838)        (785)   (1,261)
                                                         --------- --------    --------- ---------
Net cash (used in) provided by financing activities        (38,968) (38,926)      19,531    (5,104)

Effect of exchange rate on cash                                136      620        1,355       857
                                                         --------- --------    --------- ---------
Net increase (decrease) in cash                             18,660   (4,415)      18,328    36,900
Cash and cash equivalents at beginning of period(a)         28,342   48,425       28,674     7,110
                                                         --------- --------    --------- ---------
Cash and cash equivalents at end of period (a)           $  47,002 $ 44,010    $  47,002 $  44,010
                                                         ========= ========    ========= =========


Supplemental disclosure of cash flows information:

Interest paid                                            $     691 $  1,081    $   5,036 $  11,705
Income taxes paid                                              790    1,472        2,439     2,924

(a) Cash and cash equivalents are defined as cash and short-term securities less bank indebtedness.

(See notes to the consolidated financial statements)

MOORE CORPORATION LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(TABULAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE DATA)


1. BASIS OF PRESENTATION

The accompanying consolidated interim financial statements have been prepared by Moore Corporation Limited in accordance with the recommendations of the Canadian Institute of Chartered Accountants' (CICA) Handbook Section 1751 - Interim Financial Statements. As permitted by these standards, these interim financial statements do not include all information required by Canadian generally accepted accounting principles to be included in annual financial statements. However, the Corporation considers that the disclosures made are adequate for a fair presentation. Comparative figures have been reclassified where appropriate to conform to the current presentation. Net sales and net earnings for any interim period are not necessarily indicative of results that may be expected for the entire year.

These consolidated interim financial statements are prepared in accordance with the accounting policies described in the Corporation's latest Annual Report on Form 10-K and should be read in conjunction with the consolidated financial statements and the notes thereto included in the Corporation's latest Annual Report on Form 10-K. All references herein to the Corporation's Annual Report on Form 10-K shall mean the Annual Report on Form 10-K/A filed June 20, 2002.

The consolidated financial statements have been prepared in conformity with Canadian generally accepted accounting principles, and include estimates and assumptions of management that affect the amounts reported in the consolidated financial statements. Actual results could differ from these estimates.

Effective January 1, 2002, the Corporation adopted the recommendations of the CICA Handbook Section 1650 - Foreign Currency Translation. The amendment to this standard eliminates the deferral and amortization of unrealized gains and losses on non-current monetary assets and liabilities and requires that exchange gains or losses arising on translation of a foreign currency denominated non-monetary item carried at market be included in income in the current reporting period. The adoption of this section did not have any material impact on the Corporation's financial position or results of operations.

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

Effective January 1, 2002 the Corporation adopted the recommendations of the CICA Handbook Section 3870 - Stock-Based Compensation and Other Stock-Based Payments. This standard, which establishes a fair value-based method of accounting for stock-based compensation plans, also permits an election to continue to use an intrinsic value-based method with disclosures on a pro forma basis of net income and earnings per share under the new method. The Corporation continues to measure compensation cost for its employee stock compensation plans using the intrinsic value-based method of accounting, which generally does not result in compensation costs as the options have an exercise price equal to the fair market value on the date of grant.

2. INVENTORIES

                                             JUNE 30,      DECEMBER 31,
                                               2002            2001
                                             --------      ------------

Raw materials                                $ 38,834        $ 39,452
Work-in-process                                11,164          10,048
Finished goods                                 77,108          75,149
Other                                           3,614           3,772
                                             --------        --------
Total                                        $130,720        $128,421
                                             ========        ========

MOORE CORPORATION LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(TABULAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE DATA)

3. GOODWILL AND OTHER INTANGIBLE ASSETS

The changes in the carrying value of goodwill by business segment for the six months ended June 30, 2002 are as follows:

                                Balance at     Additions from  Foreign       Balance at
Goodwill                     January 1, 2002     Acquisitions  Exchange    June 30, 2002
--------------------------   ---------------   --------------  --------    -------------
Forms and Labels                 $41,857           $ 4,688       $203        $ 46,748
Outsourcing                            -            11,786        536          12,322
Commercial                             -            48,858          -          48,858
                                 -------           -------       ----        --------
                                 $41,857           $65,332       $739        $107,928
                                 =======           =======       ====        ========

Amortizable intangibles at June 30, 2002 include:


                             Gross
                        Carrying Amount               Accumulated     Balance at   Amortizable
                        January 1, 2002   Additions   Amortization   June 30, 2002     Life
                        ---------------   ---------   ------------   -------------  -----------
Trademarks & license         $437          $2,953        $(137)         $3,253       4-10 Years
     agreements

Customer Intangibles            -           2,729         (497)          2,232       3 Years
                             ----          ------        -----          ------
                             $437          $5,682        $(634)         $5,485
                             ====          ======        =====          ======

The total intangible asset amortization expense for the three months and six months ended June 30, 2002 were $0.4 million and $0.6 million, respectively. Amortization expense for the next five years is estimated to be:

                        2003     $1,303 million
                        2004     $1,303 million
                        2005     $  692 million
                        2006     $  240 million
                        2007     $  228 million

The table below provides a reconciliation of the reported net loss for the three and six month period ended June 30, 2001 to the pro forma net loss, which excludes previously recorded goodwill amortization:


                                                              Loss Per Share
                                                            ------------------
Three Months Ended June 30, 2001                 Loss        Basic     Diluted
--------------------------------              ---------     ------     -------
Net loss, as reported                         $(60,366)     $(0.68)    $(0.68)
Add back:  Goodwill amortization                   554        0.01       0.01
                                              --------      ------     ------
Pro forma net loss                            $(59,812)     $(0.67)    $(0.67)
                                              ========      ======     ======


                                                              Loss Per Share
                                                            ------------------
Six Months Ended June 30, 2001                   Loss        Basic     Diluted
--------------------------------              ---------     ------     -------
Net loss, as reported                         $(261,826)    $(2.96)    $(2.96)
Add back:  Goodwill amortization                  1,109       0.02       0.02
                                              ---------     ------     ------
Pro forma net loss                            $(260,717)    $(2.94)    $(2.94)
                                              =========     ======     ======

MOORE CORPORATION LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(TABULAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE DATA)


4. DEBT

The Corporation had a $168.0 million committed revolving term facility that matured on August 5, 2002 and was subject to a number of financial covenants that were calculated on a quarterly basis including, but not limited to, tests of net worth, leverage and interest coverage. At June 30, 2002 $45.0 million was drawn down under the facility versus $15.0 million at December 31, 2001.

In August 2002, the Corporation entered into a $400 million secured credit facility. The facility is comprised of a five-year $125 million Revolving Credit Facility, a five-year $75 million Delayed Draw Term Loan A Facility, and a six-year $200 million Term Loan B Facility, all of which are subject to a number of financial covenants. The Delayed Draw Term Loan A is to be used for acquisitions and related initial working capital requirements. The facility must be drawn within 18 months of the closing in a maximum of two drawings. Proceeds from the Term Loan B were used in part to refinance the existing $168 million revolving credit facility that expired on August 5, 2002 and fund working capital requirements as necessary. The facility agreements contain various restrictive covenants that among other things, limit additional indebtedness and limit the ability of the Corporation to engage in certain transactions with affiliates, create liens on assets, engage in mergers and consolidations, or dispose of assets. Within 35 days after the closing date, the Corporation is required to obtain an interest rate protection agreement covering a notional amount of 50% of the Loans under the Term B Facility.

On August 2, 2002, the Corporation issued a notice of redemption to the holders of the $100 million aggregate principal amount of senior guaranteed notes. These notes will be redeemed on September 4, 2002, at a redemption price that includes a prepayment charge of approximately $16.5 million, which is expected to be paid with proceeds from the Term B Facility.

5. RESTRUCTURING AND OTHER NON-RECURRING CHARGES

For the three and six month period ended June 30, 2001, the Corporation recorded a pretax restructuring provision as follows:

                                     Three Months Ended     Six Months Ended
                                        June 30, 2001         June 30, 2001
                                     ------------------     ----------------
 Forms and Labels                         $ 9,847               $ 22,332
 Outsourcing                                  689                  4,558
 Commercial                                 3,029                 20,111
 Corporate                                 23,158                 56,373
                                          -------               --------
 Total                                    $36,723               $103,374
                                          =======               ========

The 2001 restructuring plan was directed at streamlining the Corporation's processes and significantly reducing the cost structure. The restructuring provision for the three and six months ended June 30, 2001 includes provisions of $13.4 million and $48.0 million, respectively, (706 and 1,852 positions) for workforce reductions; $22.5 million and $51.8 million, respectively, for lease terminations and facility closings; and $0.8 million and $3.6 million, respectively for unprofitable contracts and incremental exit costs.

Substantially all of the 3,366 employees included in the full year 2001 restructuring program have been terminated as of June 30, 2002. The Corporation anticipates that substantially all remaining severance payments will be completed by the end of the current year.

The reconciliation of the restructuring liability as of June 30, 2002 is as follows:

                            December 31,      Cash          June 30,
                               2001           Paid            2002
                             --------       --------        --------
Employee terminations        $ 41,955       $(17,189)       $ 24,766
Other                          84,718         (5,802)         78,916
                             --------       --------        --------
                             $126,673       $(22,991)       $103,682
                             ========       ========        ========

MOORE CORPORATION LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(TABULAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE DATA)

5. RESTRUCTURING AND OTHER NON-RECURRING CHARGES (Continued)

Certain of the Corporation's facility lease obligations included in the restructuring liability may continue until 2010; and future cash payments could vary based upon market conditions and the Corporation's ability to sublease these properties. Such changes in future cash requirements may affect amounts reported in the consolidated financial statements of future periods.

For the six months ended June 30, 2001, the Corporation also recorded other non-recurring charges consisting of a loss of $102.0 million from the partial settlement of the U.S. pension plan, curtailed as of December 31, 2000 (included in cost of sales and selling, general and administrative expense); $0.9 million relating to the replacement of senior executive officers and legal settlement of $3.9 million, both included in selling, general and administrative expense; and non-cash charges of $11.6 million for plant closures and $15.3 million for abandoned information technology projects, each related to asset impairments (included in depreciation and amortization expense). For the three months ended June 30, 2001, the Corporation also recorded non-cash charges related to asset impairments of $14.8 million included in depreciation and amortization expense and other non-recurring charges of $3.9 million included in selling, general and administrative expenses.

6. INCOME TAXES

The decrease in the deferred tax valuation allowance for the three and six months ended June 30, 2002 was $36.1 million. For the same three and six month periods in 2001, the deferred tax valuation allowance increased $28.9 million and $67.4 million, respectively.

The Corporation's effective income tax rate for the six months ended June 30, 2002 was 26.7%. The difference between the statutory rate and the effective rate relates to lower tax rates in non-U.S. jurisdictions offset by the inability to recognize foreign operating losses, combined with a partial reduction in the deferred tax valuation allowance (which is based on estimates of future taxable income), and offset by required tax reserves. For the same period ended June 30, 2001 the effective income tax benefit was 12.3% and resulted principally from the partial recognition of operating losses.

7. DISPOSITION AND ASSETS HELD FOR DISPOSITION

In the fourth quarter of 2001, the Corporation classified a non-core business as an asset held for disposition and the carrying value was adjusted to its net recoverable amount. Included in the results of the Commercial segment for the three and six months ended June 30, 2002 are net sales of $49.5 million and $99.6 million, respectively, relating to this business. Income from operations relating to this business was $3.4 million and $6.2 million, respectively. For the three months ended June 30, 2001 net sales and income from operations relating to this business were $49.9 million and $0.9 million, respectively. Net sales relating to this business for the six months ended June 30, 2001 were $101.9 million and income from operations relating to this business was $1.9 million.

During 2001, the Corporation divested certain non-core assets in Europe and an investment in common shares and secured convertible notes receivable. As a result of these transactions, the Corporation received total consideration of $12.5 million and recorded a loss on disposition of $7.1 million, net of tax of $3.9 million. Included in the Corporation's results of operations for the three months ended June 30, 2001 were sales of $3.1 million and income from operations of $0.4 million, and for the six months ended June 30, 2001 were sales of $10.6 million and income from operations of $0.3 million from these divested assets.

During the first quarter of 2001, the Corporation formalized plans to dispose of other non-core assets within the Commercial segment, and recorded a non-cash charge, included in depreciation and amortization expense, of $45.7 million (net of $2.6 million in taxes), based upon anticipated proceeds from disposition. Net sales and operating income contributed by these assets were $20.1 million and $1.0 million, respectively for the three months ended June 30, 2001, and net sales of $38.9 million and operating loss of $48.8 million for the six months ended June 30, 2001. The Corporation disposed of these assets in the fourth quarter of 2001.

8. RECONCILIATION TO U.S. GAAP

The following summarizes the significant accounting differences between Canadian GAAP and U.S. GAAP that give rise to the differences disclosed in the U.S. GAAP reconciliation:

MOORE CORPORATION LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(TABULAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE DATA)

8. RECONCILIATION TO U.S. GAAP (Continued)

PENSIONS AND POSTRETIREMENT BENEFITS
The adoption of CICA 3461, Employee Future Benefits, effective January 1, 2000, eliminated all significant differences in the method of accounting for these costs under Canadian GAAP and U.S. GAAP. The transitional rules for implementing CICA 3461 continue to result in U.S. GAAP reporting differences. Under CICA 3461, all past net gains (losses), net assets and prior service costs were recognized as of January 1, 2000. Under U.S. GAAP, net gains (losses), net assets and prior service costs which occurred before January 1, 2000 are recognized over the appropriate amortization period.

STATEMENT OF CASH FLOWS
For Canadian GAAP, the Statements of Cash Flows disclose the net change in cash resources, which is defined as cash less bank indebtedness. U.S. GAAP requires the disclosure of cash and cash equivalents. Under U.S. GAAP, net cash used by financing activities for the six months ended June 30, 2002 would be $1.5 million. Net cash provided by financing activities for the six months ended June 30, 2001 would be $11.2 million. Cash and cash equivalents would be $82.2 million and $66.4 million at June 30, 2002 and 2001, respectively.

ACCOUNTING FOR CERTAIN INVESTMENT IN DEBT AND EQUITY SECURITIES
U.S. GAAP requires unrealized gains (losses) on available-for-sale securities to be reported as a net amount in a separate component of shareholders' equity until realized, whereas under Canadian GAAP such investments are recorded at cost with no effect on net income or shareholders' equity. Under both Canadian and U.S. GAAP, impairments deemed to be other than temporary would be charged to earnings.

STOCK COMPENSATION
The adoption of CICA 3870, Stock-Based Compensation and Other Stock-Based Payments, reduced most prospective differences in accounting for these costs between Canadian GAAP and U.S. GAAP. Prior to CICA 3870, recognition of compensation expense was not required for the Corporation's Series 1 Preference Share options, whereas under U.S. GAAP, the expense is recognized and measured at the fair value of the Preference Share options, less the amount the employee is required to pay accrued over the vesting period.

In April 2002, the shareholders of the Corporation approved the amendment of the options to purchase Series 1 Preference Shares to eliminate the cash-out provision and to make them exercisable for one common share per each Series 1 Preference Share option. The exercise price and the number of Series 1 Preference Share options remained unchanged. This amendment effectively made these options common share equivalents for diluted earnings per share computations. The transition rules for CICA 3870 required that these common share equivalents be considered outstanding as of the beginning of the year, whereas for U.S. GAAP purposes, these Series 1 Preference Share options were not considered common share equivalents until amended. The difference in the weighted average common shares between Canadian and U.S. GAAP relates solely to the amendment of the Series 1 Preference Share options.

Additionally, no compensation expense is required to be recognized in the current and future periods under Canadian GAAP pursuant to CICA 3870, whereas under U.S. GAAP, unearned compensation cost will be recognized over the remaining vesting period (through December 11, 2004) based on the intrinsic value of the option on the date of approval.

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

MOORE CORPORATION LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(TABULAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE DATA)

8. RECONCILIATION TO U.S. GAAP (Continued)

CONVERTIBLE DEBENTURES
Canadian GAAP requires that a portion of the subordinated convertible debentures be classified as equity. The difference between the carrying amount of the debenture and contractual liability is amortized to earnings. U.S. GAAP would classify the subordinated convertible debentures as a liability. Under U.S. GAAP, when convertible debt is converted to equity securities pursuant to an inducement offer, the debtor is required to recognize in earnings, the fair value of all securities and other consideration transferred in excess of the fair value of the securities issuable in accordance with the original conversion terms. Under Canadian GAAP, the fair value of the securities issued is charged to retained earnings. Also under Canadian GAAP, certain other contingent consideration is not recognized until paid; whereas under U.S. GAAP such contingent consideration is recorded at fair value each reporting period. Under U.S. GAAP, when convertible debt is converted to equity securities, any unamortized deferred debt issuance costs are charged to share capital. Under Canadian GAAP, these costs are charged to earnings.

The debt conversion costs relate to the December 28, 2001 induced conversion of the Corporation's subordinated convertible debentures and more specifically represents the right granted with the inducement shares for the holder to potentially receive additional consideration in the future based on the 20-day weighted average share price of the Corporation's stock at December 31, 2002 and 2003. For Canadian GAAP purposes, to the extent that any stock or cash is paid, it will be recorded as a charge to retained earnings. For U.S. GAAP purposes, the fair value of this contingent consideration is recognized in earnings and recorded at fair market value in subsequent reporting periods. The fair value of the consideration is based upon an independent third party valuation using an option pricing valuation model that includes, but is not limited to the following factors: the Corporation's stock price volatility; cost of borrowings; and certain equity valuation multiples.

MOORE CORPORATION LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(TABULAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE DATA)


8. RECONCILIATION TO U.S. GAAP (Continued)

The following tables provides information required under U.S. GAAP:

                                                         Three Months ended       Six Months ended
                                                               June 30,               June 30,
                                                         2002         2001        2002        2001
                                                        --------   --------     --------   ---------
   Net earnings (loss) as reported                      $ 15,246   $(60,366)    $ 27,739   $(261,826)
   U.S. GAAP Adjustments:
        Pension expense                                       20     (3,031)          38     170,517
        Postretirement benefits                            4,325      4,416        8,647       8,798
        Capitalized software                               1,691      9,938        3,382      13,830
        Debt conversion costs                               (114)         -        1,151           -
        Stock-based compensation expense                  (1,547)         -       (4,143)          -
        Interest expense                                       -        307            -         126
        Income taxes                                      (1,187)    (4,475)      (3,539)    (76,293)
                                                        --------   --------     --------   ---------

   Net earnings (loss) as determined under U.S. GAAP    $ 18,434   $(53,211)    $ 33,275   $(144,848)
                                                        --------   --------     --------   ---------
   Earnings (loss) per share:
        Basic                                           $   0.17   $  (0.60)    $   0.30   $   (1.64)
        Diluted                                         $   0.16   $  (0.60)    $   0.29   $   (1.64)
   Average shares (in thousands):
        Basic                                            111,481     88,457      111,664      88,457
        Diluted                                          113,926     88,457      113,468      88,457

   Comprehensive income (loss):
   Net earnings (loss) U.S. GAAP                        $ 18,434   $(53,211)    $ 33,275   $(144,848)
   Other comprehensive income (loss):
        Cumulative translation adjustments                (1,685)    (1,903)      (3,890)     (4,545)
        Reclassification of losses included in income          -          -            -        (798)
                                                        --------   --------     --------   ---------

   Total comprehensive income (loss)                    $ 16,749   $(55,114)    $ 29,385   $(150,191)
                                                        ========   ========     ========   =========


Balance Sheet Items:                                June 30, 2002             December 31, 2001
                                               As reported  U.S. GAAP      As reported   U.S. GAAP
                                               -----------  ---------      -----------  ---------
Net pension asset                              $(189,347)   $(121,029)      $(188,024)  $(119,668)
Other assets - computer software                 (90,003)     (61,085)        (89,763)    (57,463)
Postretirement benefits                          242,779      376,155         239,664     381,687
Deferred taxes, net                              (68,548)    (152,803)        (47,188)   (134,982)
Accounts payable and accrued liabilities         477,928      472,776         486,626     485,325
Cumulative translation adjustments              (132,067)     (96,883)       (128,177)    (92,993)
Share capital                                    399,753      393,594         397,761     384,759
Retained earnings (deficit)                       69,082     (101,148)         51,666    (124,100)

Interest expense is net of investment income of $0.8 million and $2.0 million for the six months ended June 30, 2002 and 2001, respectively.

In July 2002, the FASB issued Statement of Financial Accounting Standards No. 146, "Accounting for Exit or Disposal Activities" ("SFAS 146"). SFAS 146 will be effective for the Corporation for disposal activities initiated after December 31, 2002. The Corporation is evaluating the effect SFAS 146 will have on its financial statements.

MOORE CORPORATION LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(TABULAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE DATA)


9. SEGMENT INFORMATION

In December 2000, the Corporation changed its executive management and the Board of Directors and established a new strategic initiative that resulted in the establishment of a new operating platform during the third quarter of 2001. This realignment was made in order to segregate non-print related businesses and align core businesses to take advantage of synergies and capitalize on core competencies. The new segmentation reflects management's current structure with regard to management's process for making decisions as it relates to resource allocation and performance evaluation. The previously reported 2001 segments were as follows: Moore North America, Integrated Business Solutions, and International and Other. Prior period segment information has been reclassified to conform to the current period presentation.

The Corporation operates in the printing industry with three distinct operating segments based on the way management assesses information on a regular basis for decision-making purposes. The three segments are Forms and Labels, Outsourcing and Commercial. These segments market print and print related products and services to a geographically diverse customer base.

Three Months ended                          Forms and
June 30, 2002                                 Labels     Outsourcing    Commercial   Consolidated
-----------------------------------------   ----------   -----------    ----------   ------------
Total revenue                                 $285,418     $73,182        $145,957     $504,557
Intersegment revenue                            (1,360)       (596)         (2,810)      (4,766)
                                              --------     --------       --------     --------
Sales to customers outside the enterprise      284,058      72,586         143,147      499,791
                                                                                       --------
Segment operating profit                        31,685       9,021          10,785       51,491
Non-operating expenses                                                                  (28,840)
                                                                                       --------
Income from operations                                                                   22,651


Depreciation and amortization                   14,511       3,932           4,064       22,507
Capital expenditures                             2,251       1,002           2,223        5,476

Six Months ended                            Forms and
June 30, 2002                                 Labels     Outsourcing    Commercial   Consolidated
-----------------------------------------   ----------   -----------    ----------   ------------
Total revenue                                 $572,856      $171,330     $293,764     $1,037,950
Intersegment revenue                            (2,811)       (1,045)      (4,802)        (8,658)
                                              --------      --------     --------     ----------
Sales to customers outside the enterprise      570,045       170,285      288,962      1,029,292
                                                                                      ----------
Segment operating profit                        61,824        29,989       22,746        114,559
Non-operating expenses                                                                   (70,048)
                                                                                      ----------
Income from operations                                                                    44,511

Segment assets                                 605,840       109,298      333,943      1,049,081
Corporate assets including investments                                                   338,781
                                                                                      ----------
Total assets                                                                           1,387,862

Depreciation and amortization                   28,881         7,989        7,792         44,662
Capital expenditures                             3,373         1,901        3,059          8,333

MOORE CORPORATION LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(TABULAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE DATA)


Three Months ended                          Forms and
June 30, 2001 (Reclassified)                  Labels     Outsourcing    Commercial   Consolidated
------------------------------------------  ----------   -----------    ----------   ------------
Total revenue                                $299,514      $80,739       $157,011      $537,264
Intersegment revenue                           (1,026)        (588)        (3,124)       (4,738)
                                             --------      -------       --------      --------
Sales to customers outside the enterprise     298,488       80,151        153,887       532,526
Segment operating profit                       11,551        7,246          6,642        25,439
Non-operating expenses                                                                  (76,960)
                                                                                       --------
Loss from operations                                                                    (51,521)


Depreciation and amortization                  33,297        4,636          5,828        43,761
Capital expenditures                            3,059        6,635          2,152        11,846


Six Months ended                            Forms and
June 30, 2001 (Reclassified)                  Labels     Outsourcing    Commercial   Consolidated
------------------------------------------ -----------   -----------    ----------   ------------
Total revenue                                $612,250      $178,915      $327,120     $1,118,285
Intersegment revenue                           (1,211)         (877)       (9,475)       (11,563)
                                             --------      --------      --------     ----------
Sales to customers outside the enterprise     611,039       178,038       317,645      1,106,722
Segment operating profit (loss)                12,208        22,488       (57,733)       (23,037)
Non-operating expenses                                                                  (257,798)
                                                                                       ---------
Loss from operations                                                                    (280,835)


Segment assets                                680,467       102,941       352,686      1,136,094
Corporate assets, including investments                                                  340,410
                                                                                       ---------
Total assets                                                                           1,476,504


Depreciation and amortization                  59,438         9,056        64,252        132,746
Capital expenditures                            5,679        11,750         2,152         19,581

10. PENDING LITIGATION

At June 30, 2002, certain lawsuits and other claims were pending against the Corporation. While the outcome of these matters is subject to future resolution, management's evaluation and analysis of such matters indicates that, individually and in the aggregate, the probable ultimate resolution of such matters will not have a material effect on the Corporation's consolidated financial statements.

In connection with the Corporation's business acquisitions and divestitures, the Corporation and other parties have made certain representations and the related agreements contain customary indemnities. In addition, the price paid in those transactions may be subject to adjustment following the closing. There can be no assurance that the parties with whom the Corporation has entered into transactions will not make claims for purchase price adjustments or indemnification. The Corporation is not currently aware of any claims that would have a material adverse effect on its financial condition.

MOORE CORPORATION LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(TABULAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE DATA)


11. EARNINGS PER SHARE


                                             Three Months Ended       Six Months Ended
                                                  June 30,                  June 30,
                                               2002     2001             2002     2001
                                            --------  ---------       --------  ---------
 Net earnings (loss)                        $ 15,246  $(60,366)       $ 27,739  $(261,826)
                                            --------  --------        --------  ---------
 Weighted average number of common
 shares outstanding:
 Basic                                       111,481    88,457         111,664     88,457
 Dilutive options                              2,688         - (a)       2,553          - (a)
                                            --------  --------        --------  ---------
 Diluted                                     114,169    88,457         114,217     88,457
                                            --------  --------        --------  ---------
 Earnings (loss) per share
   Basic                                    $   0.14  $  (0.68)       $   0.25  $   (2.96)
  Diluted                                   $   0.13  $  (0.68)       $   0.24  $   (2.96)

(a) For 2001, the diluted common shares outstanding excludes potentially dilutive items as their effect would be anti-dilutive.

12. ENVIRONMENTAL

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

13. ACQUISITIONS

On December 31, 2001 and January 31, 2002, the Corporation acquired certain assets relating to the Document Management Services business of IBM Canada Limited and The Nielsen Company, a commercial printer for total consideration of $14.6 million and $57.2 million, respectively, net of cash acquired. The allocation of the purchase prices to the assets acquired and liabilities assumed based on fair values at the dates of acquisition were as follows:

                Working capital, other than cash         $ 10.9
                Property, plant and equipment               9.5
                Other liabilities                         (14.3)
                Goodwill and other intangibles             65.7
                                                         ------
                Purchase price, net of cash received     $ 71.8
                                                         ======

In May 2002, the Corporation purchased the remaining minority interest in its consolidated subsidiary, Quality Color Press, Inc., for total consideration of approximately $7.0 million. The cost of this acquisition exceeds the net assets acquired by approximately $4.7 million. Management has reclassified this business from the Commercial segment to the Forms and Labels segment in order to reflect the business synergies and integration plans. The Corporation will finalize valuations for certain assets and contingent liabilities during the third quarter of 2002 and adjust the carrying values of goodwill and other intangibles accordingly.

Pro forma disclosures for the aforementioned acquisitions have been excluded because they are not material to the Corporation's consolidated statements of operations and financial position.

MOORE CORPORATION LIMITED
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Moore Corporation Limited, established in 1882, is a diversified printing company. According to Printing Impressions, a leading industry publication, Moore is the third largest diversified printing company in North America based on revenues. The Corporation offers its products and services principally in the United States and Canada, but it also has operations in Latin America, primarily in Mexico and Brazil, and in Europe.

The Forms and Labels segment provides a wide array of products and services, including the design and production of business forms, labels and related products, as well as electronic print management solutions. The Outsourcing segment provides fully integrated business-to-business and business-to-consumer solutions involving high quality, variably imaged print and mail, electronic statement and database management services. The Commercial segment provides high quality multi-color personalized business communications and direct marketing services, including project, database and list management services.

OVERVIEW

The Corporation derives substantially all of its net sales from printing services, including warehousing and related services. In 2001, approximately 54.1%, 15.8% and 30.1% of net sales were attributable to the businesses that comprise the Forms and Labels, Outsourcing and Commercial segments, respectively, and 55.4%, 16.5% and 28.1%, respectively, for the six months ended June 30, 2002. A significant amount of all net sales are made in North America. Although there is some seasonality in each of the segments, the overall net sales are not materially affected by seasonal factors. Given the composition of the Corporation's product and service offering, the Corporation believes its overall operations are not significantly affected by trends in advertising. Like many other companies, however, net sales in 2001 and the first half of 2002 have been affected by the economic downturn in the United States.

The Corporation's financial results during the period discussed below have also been affected by changes in business strategy and restructuring actions. In early 2001, the new executive management team began implementing a business strategy to increase net sales and margins and capitalize on the Corporation's core competencies. Consistent with its strategy, the new executive management team initiated a major realignment of the Corporation's business units during 2001 and the Corporation now operates in three complementary segments: Forms and Labels, Outsourcing and Commercial. Certain unallocated overhead expenses, mainly corporate information technology expenses and headquarters employees' salaries and benefits, are recorded in a non-operating segment, which is referred to as Corporate.

The Corporation's business strategy encompasses several initiatives that affected its performance in 2001 and can be expected to continue to affect the Corporation's results. Of these, cost reductions, restructuring actions and divestitures had the greatest impact in 2001. The continuing impact of these initiatives, together with acquisitions, have been significant contributors to the Corporation's improved performance in the first six months of 2002, relative to the comparable period last year. Beginning in 2001 and continuing in the first six months of 2002, the Corporation decided to exit some customer contracts and product lines that did not offer acceptable margins. However, the Corporation has maintained and expanded its print-related product and service offering throughout the period discussed below.

The Corporation's cost reductions have been primarily in the area of employee headcount, which has been reduced by more than 3,000 positions since the beginning of 2001. The reductions have primarily been made in administrative staff, with the principal recurring impact on selling, general and administrative expenses. The Corporation anticipates a further reduction of 1,000 positions in 2002. The Corporation has also consolidated its vendors to a limited number of key suppliers to improve pricing and payment terms, as well as inventory management. While the Corporation does not anticipate additional significant reductions in the number of its suppliers, the Corporation plans to pursue additional opportunities to achieve cost savings with these suppliers. The Corporation also rationalized its capital expenditure and research and development plans. In addition, the Corporation made cost reductions in the area of information technology, principally attributable to reductions in headcount and in utilization of consultants. The Corporation anticipates additional cost savings in 2002 attributable to implementation of a company-wide system for processing customer orders and payments. The principal benefits from this system are expected to be improved control, reduction in cycle time and the elimination of the costs associated with maintaining redundant systems. In 2001, the Corporation has also reduced waste (i.e., flawed or excess production) and improved printing throughput (i.e., increased the speed at which equipment runs). For the remainder of 2002, the Corporation anticipates further cost savings in these areas.

MOORE CORPORATION LIMITED
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW (CONTINUED)
The Corporation's results during the periods covered below also reflect restructuring actions that affected its performance in 2001. During 2001 the Corporation undertook restructuring actions, mainly related to workforce reductions and the exiting of facilities. In 2001, the Corporation also recorded charges for the impairment of assets and goodwill associated with non-core businesses that the Corporation planned to sell. The Corporation's business strategy calls for continued rationalization of its manufacturing platform.

Consistent with the strategy to focus on core printing operations through both dispositions and acquisitions, the Corporation sold Colleagues, its U.K.-based advertising agency, and its investment in an on-line real estate listing company during the first quarter of 2001. In the fourth quarter of 2001, the Corporation disposed of Phoenix, its Detroit-based telemarketing business. In 2001 and the first quarter of 2002, the Corporation also disposed of several of its interests in non-U.S. joint ventures that were no longer strategic or where the Corporation lacked sufficient control to achieve its objectives. The Corporation is planning further divestitures that may have a material effect on its results, mainly in its Commercial segment. By contrast, the Corporation has been continuously reviewing acquisition opportunities that would be accretive to earnings, present opportunities to expand its product and service offering or increase utilization of its print assets. In December 2001 and January 2002, the Corporation completed two acquisitions: Document Management Services, the print and mail business of IBM Canada Limited, and The Nielsen Company, a commercial printer.

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

Consolidated results of operations for the three and six months ended June 30, 2002 and 2001 are shown in the accompanying consolidated statements of operations.

        RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2002 AS
                COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2001

CONSOLIDATED

Net sales for the three months ended June 30, 2002 were $499.8 million, representing a $32.7 million or 6.1% decrease from the same period last year. The decrease primarily results from sales declines from divestitures of the Phoenix business ($20.1 million)and a European joint venture ($3.1 million); a decline in the U.S. and Canadian Forms and Labels business ($12.9 million) primarily related to the decision to exit certain non-core product lines; the decline in prepaid telephone cards in the Outsourcing business ($12.8 million) and the devaluation of certain foreign currencies ($4.7 million), primarily the Brazilian real and the Venezuelan bolivar. The decrease was partially offset by sales from new acquisitions ($25.3 million).

Cost of sales decreased $27.0 million to $341.8 million or 68.4% of consolidated net sales for the second quarter of 2002 compared to 69.2% in 2001 due to waste reduction and higher throughput. The Corporation anticipates further cost reductions resulting from increasing production efficiencies and partnering with suppliers.

MOORE CORPORATION LIMITED
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Selling, general and administrative costs decreased $21.9 million to $112.9 million or 22.6% of consolidated net sales for the three months ended June 30, 2002 compared to $134.8 million or 25.3% in 2001. The year over year improvement reflects the absence of $3.9 million of other non-recurring charges that were included in selling, general and administrative costs for the second quarter of 2001. Excluding this charge in 2001, selling, general and administrative costs would have been 24.6% of consolidated net sales. The remaining $18.0 million of selling, general and administrative improvements in 2002 compared to 2001 were attributable to the benefits achieved from the Corporation's 2001 restructuring activities and an overall focus on efficiencies.

Depreciation and amortization expense was $22.5 million and $43.8 million for the three months ended June 30, 2002 and 2001, respectively. The decrease of $21.3 million is primarily due to a $14.8 million charge in 2001 for asset impairments, including plant closures and abandoned information technology projects.

Income from operations was $22.7 million for the second quarter of 2002 compared to $51.5 million loss for the same prior year period. This improvement results from the benefits achieved from restructuring and other non-recurring charges that were included in the second quarter 2001 results. Excluding the impact of these charges, income from operations increased $18.8 million for 2002 due to improved operating results across all business segments, as described under "Restructuring and Other Non-Recurring Charges" below.

Included in investment and other income for the three months ended June 30, 2002 is a gain on disposition of land of $1.6 million, partially offset by an unfavorable foreign currency translation adjustment of $0.7 million associated with the Corporation's operation in Venezuela.

Net interest expense decreased by $3.4 million to $2.7 million for the three months ended June 30, 2002 compared to 2001. This decrease is attributable to the redemption of $100 million of senior guaranteed notes and the conversion of the Corporation's $70.5 million subordinated convertible debentures, both of which occurred in December 2001.

Net earnings for the three months ended June 30, 2002 increased $75.6 million over the prior year to $15.2 million, or $0.13 per diluted share as a result of cost savings generated by the 2001 restructuring activities. This increase primarily relates to the restructuring and other non-recurring charges that were included in the three months ended June 30, 2001.

RESTRUCTURING AND OTHER NON-RECURRING CHARGES

There were no restructuring or other non-recurring charges recorded for the three months ended June 30, 2002.

During the second quarter of 2001, the Corporation recorded restructuring and other non-recurring charges totaling $55.4 million, net of taxes, or $0.62 per diluted share. These charges include restructuring provisions of $36.7 million for workforce reductions (706 positions), lease terminations and other costs; non-cash charges related to asset impairment of $14.8 million that were included in depreciation and amortization expense; and other non-recurring charges of $3.9 million.

The following table and management discussion summarizes the operating results of the Corporation's business segments, excluding for 2001 the impact of the restructuring and other non-recurring charges previously discussed.


          Three Months ended June 30,                            Income (loss) from
          (In millions of U.S. dollars)        Sales                operations (1)
          -----------------------------   -----------------       -----------------
                                            2002      2001          2002      2001
                                           ------    ------        ------    ------
          Forms and Labels                 $284.0    $298.5        $ 31.7    $ 25.5
          Outsourcing                        72.6      80.1           9.0       7.9
          Commercial                        143.2     153.9          10.8      10.0
          Corporate                             -         -         (28.8)    (39.5)
                                           ------    ------        ------    ------
             Total                         $499.8    $532.5        $ 22.7    $  3.9
                                           ======    ======        ======    ======

(1) 2001 results presented net of above noted restructuring and other non-recurring charges.

Net income for the three months ended June 30, 2002 was $15.2 million or $0.13 per diluted share. For the same period in 2001, net of the restructuring and non-recurring charges, the Corporation reported a net loss of $5.0 million or ($0.06) per diluted share.

MOORE CORPORATION LIMITED
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS


FORMS AND LABELS

Net sales for the three months ended June 30, 2002 decreased $14.5 million or 4.9%, primarily resulted from declines in the North American Forms and Labels business due to the Corporation's decision in 2001 to exit non-core product lines and unprofitable customer contracts($10.6 million and $3.5 million, respectively), and 2002 volume declines resulting from lower transaction levels among major print management customers ($9.9 million) offset in part by sales to new customers ($9.5 million). In Latin America, sales declined by $4.6 million primarily due to the devaluation of various foreign currencies (largely, the Brazilian real and Venezuelan bolivar).

Operating income for the three month period ended June 30, 2002 increased by $6.2 million to $31.7 million, primarily due to the Corporation's decision to streamline its Forms and Labels operations. Major factors for the operating income improvement included the elimination of non-customer critical positions, the realignment of incentive plans, productivity improvements (waste reductions and higher throughput), and the aforementioned exiting of non-core product lines.

OUTSOURCING

Net sales decreased $7.5 million to $72.6 million for the three months ended June 30, 2002 from the same prior year period. Growth achieved from new and existing customers in the financial, insurance and telecommunications markets, combined with the acquisition of the Document Management Services business of IBM Canada Limited, was offset by volume declines in the prepaid telephone card market. Net sales were unfavorably affected by the Corporation's decision to exit the manufacturing of packaging for certain non-secured stored value cards.

Operating income for the three months ended June 30, 2002 increased $1.1 million, or 13.9%, due to cost savings achieved through workforce reductions and cost containment partially offset by an expected decline in gross profit related to product mix.

COMMERCIAL

Net sales declined by $10.7 million or 6.9% primarily due to the divestiture of the Phoenix business unit ($20.1 million); a divestiture of a European joint venture ($3.1 million); volume declines in the Corporation's technical publications business unit; and exiting non-core product lines (together $8.7 million); offset by sales from the acquisition of The Nielsen Company on January 31, 2002.

Operating income for the second quarter 2002 increased $0.8 million or 8.0% to $10.8 million over the same prior year period. The incremental contribution from The Nielsen Company acquisition was offset by the aforementioned divestitures.

CORPORATE

The decrease in operating expenses from $39.5 million in 2001 to $28.8 million in 2002 is due to overall cost controls and focus on discretionary spending.

         RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2002 AS
                 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2001

CONSOLIDATED

Net sales for the six months ended June 30, 2002 were $1,029.3 million, representing a $77.4 million or 7.0% decrease from the same period last year. The decrease primarily results from sales declines in the U.S. and Canadian Forms and Labels business ($29.1 million) primarily related to the decision to exit certain non-core product lines; divestitures of the Phoenix business ($38.9 million) and Colleagues and a European joint venture ($10.6 million); and the devaluation of certain foreign currencies ($12.0 million). The decrease was partially offset by sales from new acquisitions ($44.5 million).

Cost of sales for the six months ended June 30, 2002 decreased $126.9 million to $702.8 million or 68.3% of consolidated net sales compared to 75.0% for the same period in 2001. The decrease was primarily due to the non-recurring charge of $61.2 million for the partial settlement of the U.S. pension plan included in cost of sales for 2001 and lower sales volumes. Excluding this charge, cost of sales would have been 69.4% of consolidated net sales for the six months ended June 30, 2001. The Corporation anticipates further cost reductions resulting from increasing production efficiencies and partnering with suppliers.

MOORE CORPORATION LIMITED
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Selling, general and administrative costs decreased $84.4 million to $237.3 million or 23.1% of consolidated net sales for the six months ended June 30, 2002 compared to $321.7 million or 29.1% in 2001. Included in selling, general and administrative costs for 2001 was $40.8 million related to the U.S. pension plan settlement and $4.8 million in other non-recurring costs. Excluding these charges in 2001, selling, general and administrative costs would have been 24.9% of consolidated net sales. The remaining $38.7 million incremental selling, general and administrative reduction in 2002 compared to 2001 is attributable to the benefits achieved from the Corporation's 2001 restructuring activities and an overall focus on efficiencies.

Depreciation and amortization expense was $44.7 million and $132.7 million for the six months ended June 30, 2002 and 2001, respectively. The decrease of $88.0 million is primarily due to 2001 non-cash charges of $48.3 million related to goodwill written down to its net recoverable amount for assets held for disposition and $26.9 million for asset impairments, including plant closures and abandoned information technology projects.

Income from operations was $44.5 million for the six months ended June 30, 2002 compared to a loss from operations of $280.8 million for the same prior year period. This improvement resulted from the benefits achieved from restructuring and other non-recurring charges that were included in the second quarter 2001. Excluding the impact of these charges, income from operations increased $40.0 million for 2002 due to improved operating results across all business segments, as described below.

Net interest expense decreased by $6.9 million to $5.4 million for the six months ended June 30, 2002. This decrease is attributable to the redemption of $100 million of senior guaranteed notes and the conversion of the Corporation's $70.5 million subordinated convertible debentures, both of which occurred in December 2001.

For the six months ended June 30, 2002 and 2001 effective income tax rate was 26.7% and (12.3%), respectively. The difference between the statutory rate and the effective rate relates to lower tax rates in non-U.S. jurisdictions offset by the inability to recognize certain foreign operating losses, combined with a partial reduction in the deferred tax valuation allowance (which is based on estimates of future taxable income), and offset by required tax reserves. In 2001, the effective income tax benefit resulted from the reversal of deferred taxes on the U.S. pension plan losses.

Net earnings for the six months ended June 30, 2002 increased $289.6 million over the prior year to $27.7 million, or $0.24 per diluted share as a result of cost savings generated by the 2001 restructuring activities. This increase primarily relates to the restructuring and other non-recurring charges that were included in the six months ended June 30, 2001 as described under "Restructuring and Other Non-Recurring Charges" below.

RESTRUCTURING AND OTHER NON-RECURRING CHARGES

There was no restructuring or other non-recurring charges recorded for the six months ended June 30, 2002.

During the six months ended 2001, the Corporation recorded restructuring and other non-recurring charges totaling $249.6 million, net of taxes, or $2.82 per diluted share. These charges are categorized as follows:

- Restructuring provisions of $103.4 million for workforce reductions (1,852 positions), lease terminations and other costs; non-cash charges related to asset impairment of $26.9 million, included in depreciation and amortization expense; severance of $0.9 million related to the replacement of senior executive officers; other non-recurring charges of $3.9 million;

- Loss on disposal of non-core assets of $7.1 million (net of $3.9 million in taxes), included in investment and other income; write-down of non-core business held for sale of $45.7 million (net of $2.6 million in taxes); and

-   Loss of $102.0 million from the partial settlement of the U.S. pension plan.

MOORE CORPORATION LIMITED
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following table and management discussion summarize the operating results of the Corporation's business segments, excluding for 2001 the impact of the aforementioned restructuring and other non-recurring charges.


        Six Months ended June 30,                         Income (loss) from
       (In millions of U.S. dollars)       Sales            operations (1)
       ----------------------------- ------------------  -------------------
                                       2002      2001       2002     2001
                                     --------  --------    ------   -----
       Forms and Labels              $  570.0  $  611.1    $ 61.8   $ 39.3
       Outsourcing                      170.3     178.0      30.0     27.4
       Commercial                       289.0     317.6      22.7     15.5
       Corporate                            -         -     (70.0)   (77.7)
                                     --------  --------    ------   ------
          Total                      $1,029.3  $1,106.7    $ 44.5   $  4.5
                                     ========= ========    ======   ======

(1) 2001 results presented net of above noted restructuring and other non-recurring charges.

Net income for the six months ended June 30, 2002 was $27.7 million or $0.24 per diluted share. For the same period in 2001, net of the above noted items, the Corporation reported a net loss of $12.2 million or $0.14 per diluted share.

FORMS AND LABELS

Net sales for the six months ended June 30, 2002 decreased $41.1 million or 6.7% to $570.0 million, primarily due to declines in the North American Forms and Labels business ($56.3 million), as a result of the Corporation's decision in 2001 to exit non-core product lines and unprofitable customer contracts ($19.2 million and $4.8 million, respectively) and volume declines due to lower transaction levels among major print management customers ($30.6 million) partially offset by sales to new customers ($13.5 million). In Latin America, sales declined by $12.0 million primarily as a result of the devaluation of various foreign currencies (largely, the Brazilian real and Venezuelan bolivar).

Operating income for the six month period ended June 30, 2002 increased by $22.5 million to $61.8 million, primarily due to the Corporation's decision to streamline its Forms and Labels operations. Major factors contributing to the operating income improvement included the elimination of non-customer critical positions, the consolidation of the Canadian and U.S. management teams and administrative infrastructures, the realignment of incentive plans, productivity improvements (waste reductions and higher throughput), and the aforementioned exiting of non-core product lines.

OUTSOURCING

Net sales decreased $7.7 million from $178.0 million to $170.3 million for the six months ended June 30, 2002 from the same prior year period. Growth achieved from new and existing customers in the financial, insurance, and telecommunications markets, combined with the acquisition of the Document Management Services business of IBM Canada Limited ($10.3 million), was more than offset by volume declines in the prepaid telephone card market. Net sales growth was also offset by the impact of the decision to exit the manufacturing of packaging for certain non-secured stored value cards the Corporation produces.

Operating income for the six months ended June 30, 2002 increased $2.6 million, or 9.5%, due to cost savings achieved through workforce reductions, cost containment and the aforementioned acquisition.

COMMERCIAL

Net sales declined by $28.6 million or 9.0% due to the divestiture of the Phoenix business unit ($38.9 million), Colleagues and a European joint venture ($10.6 million), offset by the acquisition of The Nielsen Company on January 31, 2002 ($34.2 million). Excluding these divestitures and the acquisition, net sales decreased $13.3 million.

Operating income for the six months ended June 30, 2002 increased $7.2 million to $22.7 million over the same prior year period. The increase was driven by strong volume growth in the direct mail business ($4.2 million), cost reductions resulting from the 2001 restructuring activities, and the acquisition of The Nielsen Company.

MOORE CORPORATION LIMITED
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CORPORATE

The decrease in operating expenses is due to overall cost controls and a focus on discretionary spending.

LIQUIDITY AND CAPITAL RESOURCES

In addition to its cash generated from operations, the Corporation had a $168.0 million committed revolving term facility that matured on August 5, 2002 and was subject to a number of financial covenants that were calculated on a quarterly basis including, but not limited to, tests of net worth, leverage and interest coverage. At June 30, 2002, $45.0 million was drawn down under the facility versus $15.0 million at December 31, 2001. The Corporation also maintains uncommitted bank operating lines in the majority of the domestic markets in which it operates. These lines of credit are maintained to cover temporary cash shortfalls. Available borrowings under these uncommitted facilities amounted to $42.0 million at June 30, 2002, and may be terminated at any time at the Corporation's option. Total availability under these facilities at June 30, 2002 was approximately $166.0 million. In addition, within the next six to twelve months the Corporation expects to receive approximately $150 million, before taxes, fees and transfers to other employee benefit plans, from the termination of the U.S. pension plan. The Corporation has $17.3 million in outstanding letters of credit at June 30, 2002.

An additional source of liquidity at June 30, 2002 was the Corporation's short-term investments in the amount of $66.1 million, which primarily consist of certificate and term deposits, treasury bills and bank notes. These investments are with financial institutions of sound credit rating and are highly liquid as the majority mature within one to seven days and are classified as "cash and cash equivalents."

At June 30, 2002 the Corporation had $100.0 million of senior guaranteed notes outstanding. These notes are divided in two series, $42.8 million and $57.2 million, that mature on March 25, 2006 and 2009 respectively, and bear interest of 7.84% and 8.05% respectively.

In August 2002, the Corporation entered into a $400 million secured credit facility. The facility is comprised of a five-year $125 million Revolving Credit Facility, a five-year $75 million Delayed Draw Term Loan A Facility, and a six-year $200 million Term Loan B Facility, all of which are subject to a number of financial covenants. The Delayed Draw Term Loan A Facility is to be used for acquisitions and related initial working capital requirements. The facility must be drawn within 18 months of the closing in a maximum of two drawings. Proceeds from the Term Loan B Facility was used in part to refinance the existing $168.0 million revolving credit facility that expired on August 5, 2002 and fund working capital requirements as necessary. The facility agreements contain various restrictive covenants that among other things, limit additional indebtedness and limit the ability of the Corporation to engage in certain transactions with affiliates, create liens on assets, engage in mergers and consolidations, or dispose of assets. Within 35 days after the closing date, the Corporation is required to obtain an interest rate protection agreement covering a notional amount of 50% of the Loans under the Term B Facility.

On August 2, 2002, the Corporation issued a notice of redemption to the holders of the $100 million aggregate principal amount of senior guaranteed notes. These notes will be redeemed on September 4, 2002, at a redemption price that includes a prepayment charge of approximately $16.5 million which is expected to be paid with proceeds from the Term B Facility.

As of June 30, 2002, the Corporation met its financial covenants and believes it has sufficient liquidity to complete the restructuring activities initiated in 2001 and effectively manage the financial needs of the businesses.

On February 7, 2002, the Corporation announced a program to repurchase up to $50 million of its shares. The program allows for shares to be purchased on the New York Stock Exchange from time to time depending upon market conditions, market price of the common shares and the assessment of the cash flow needs by the Corporation's management. As of June 30, 2002, the Corporation had repurchased 1,069,700 shares.

Net cash provided from operating activities was $75.8 million for the six months ended June 30, 2002 compared to $48.1 million for the same period last year. The change was primarily due to changes in working capital, including a decrease in days sales outstanding and better operating results in the Corporation's core businesses.

MOORE CORPORATION LIMITED
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Net cash used by investing activities for the six months ended June 30, 2002 was $78.4 million versus $7.0 million in the same period of 2001. The increased expenditures relate to the acquisitions of The Nielsen Company and the remaining interest in Quality Color Press, Inc, for $64.0 million, net of cash received.

Net cash provided from financing activities for the six months ended June 30, 2002 was $19.5 million compared to net cash used by financing activities of $5.1 million in 2001. The increase relates to short-term borrowings used to finance the aforementioned Nielsen acquisition.

As of June 30, 2002 the aggregate amount of outstanding forward contracts was $11.7 million. Unrealized gains and losses from these foreign currency contracts were not significant at June 30, 2002. The Corporation does not use derivative financial instruments for trading purposes.

RECENTLY ISSUED ACCOUNTING STANDARDS

Effective January 1, 2002, the Corporation adopted various accounting standards as described in Note 1, none of which had a material affect on the financial statements.

FORWARD-LOOKING STATEMENTS

Statements in this quarterly report on Form 10-Q relating to the future results of the Corporation (including certain "anticipated", "believed", "expected", and "estimated results") and Moore's outlook (including statements as to continued improvement in the Corporation's cost structure) that are "forward-looking statements" as defined in the U.S. Private Securities Litigation Reform Act of 1995. Readers are cautioned not to place undue reliance on these forward-looking statements and any such forward-looking statements are qualified in their entirety by reference to the following cautionary statements. All forward-looking statements speak only as of the date hereof, are based on current expectations and involve a number of assumptions, risks and uncertainties that could cause the actual results to differ materially from such forward-looking statements. Factors that could cause such material differences include, without limitation, the following:

-    dependence on key management personnel,
-    the effect of competition,
- the effects of paper and other raw material price fluctuations and shortages of supply,
- successful execution of cross-selling, cost containment and other key strategies,
-    successful negotiation, execution and integration of acquisitions,
-    the ability to renegotiate or terminate unprofitable contracts,
-    the ability to divest non-core businesses,
-    the rate of migration from paper-based forms to digital forms,
-    future growth rates in the Corporation's core businesses,
- the impact of currency fluctuations in the countries in which the Corporation operates,
-    general economic and other factors beyond the Corporation's control and
- other risks and uncertainties detailed from time to time in the Corporation's filings with United States and Canadian securities authorities.

MOORE CORPORATION LIMITED

                           PART II - OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS

On August 12, 2002, Minacs Worldwide Inc. filed a Statement of Claim in the Ontario Superior Court of Justice seeking indemnification and restitution and breach of contract damages in connection with an asset purchase agreement, dated August 14, 2001, relating to the sale of The Phoenix Group, a division of Moore North America, Inc., the Corporation's U.S. operating subsidiary. The Corporation does not believe that the ultimate resolution of this matter will have a material adverse effect on its financial position or results of operation.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The following matters were voted on at the Corporation's Annual Shareholders Meeting held on April 18, 2002:

1.       The election of directors of the Corporation:

                                    Shares For       Shares Withheld
                                    ----------       ---------------
      M.A. Angelson                 88,364,998            512,613
      R.G. Burton                   88,376,978            500,633
      S.A. Dawe                     88,359,831            517,780
      R.J. Daniels                  88,494,670            382,941
      A.C. Eckert, III              88,471,898            405,713
      J.D. Manley                   88,482,072            395,539
      D.R. McCamus                  88,484,716            452,895
      L.H. Schipper                 88,389,335            488,276
      J.W. Stevens                  88,495,663            381,948

2. A special resolution authorizing the amendment to the Articles of Amalgamation to decrease the minimum number of directors on the board from nine to seven, and to re-authorize the board to fix the number of directors on the board within the range provided for in the articles.

                                    Shares For       Shares Against
                                    ----------       --------------
                                    88,489,617            346,931


3. The appointment of Deloitte & Touche, LLP as the Corporation's independent auditor for a term expiring at the annual meeting of shareholders in 2003 and to authorize the directors to fix the remuneration to be paid to the independent auditor.

                                    Shares For       Shares Withheld
                                    ----------       ---------------
                                    88,369,211            208,127

4. The amendment of options to acquire Series 1 Preference Shares to eliminate the cash-out provision and to make them exercisable for one common share per option instead of one Series 1 Preference Share.

                                    Shares For       Shares Against
                                    ----------       --------------
                                    68,155,071            978,906

5. A special resolution authorizing the relocation of the Corporation's registered office from the Municipality of Toronto to the Municipality of Mississauga.

                                    Shares For       Shares Against
                                    ----------       --------------
                                    88,706,710            128,468

6. A special resolution authorizing the continuation of the Corporation from the Business Corporations Act (Ontario) ("OBCA"), which currently governs its affairs to the Canada Business Corporations Act ("CBCA").

                                    Shares For       Shares Against
                                    ----------       --------------
                                    76,580,416            577,482

MOORE CORPORATION LIMITED

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

None

(b) Reports on Form 8-K

On April 2, 2002, the Corporation filed a Current Report on Form 8-K with a press release announcing that Robert G. Burton, the Corporation's President and Chief Executive Officer had been elected to the additional role of Chairman of Moore Corporation Limited by the Corporation's Board of Directors effective at the Annual Shareholders Meeting on April 18, 2002. This Form 8-K was amended by a Form 8-K/A that was filed on April 15, 2002 to amend the members of the Nominating and Governance Committee.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Corporation has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            MOORE CORPORATION LIMITED




Date:  August 13, 2002     by: /s/ Mark S. Hiltwein
                               -------------------------------------------------
                               Mark S. Hiltwein
                               Executive Vice President, Chief Financial Officer

                           by: /s/ Richard T. Sansone
                               -------------------------------------------------
                               Richard T. Sansone
                               Vice President and Controller
                               (Chief Accounting Officer)