Form 10-Q
period 2002-09-30
MOORE CORPORATION LTD
filed 2002-11-01
CIK 67931

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES [X] NO [ ]

At October 29, 2002, 111,408,867 shares of the registrant's common shares, without par value were outstanding.

                          PART I. FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS

                            MOORE CORPORATION LIMITED
                           CONSOLIDATED BALANCE SHEETS
                         (IN THOUSANDS OF U.S. DOLLARS)


                                                                        SEPTEMBER 30,  DECEMBER 31,
                                                                             2002         2001
                                                                        -------------  ------------
                                                                         (UNAUDITED)
ASSETS
Current Assets
     Cash and cash equivalents                                           $  114,052     $   84,855
     Accounts receivable, less allowance for                                334,137        336,153
         doubtful accounts of $21,989 (2001 - $22,057)
     Inventories (Note 2)                                                   131,644        128,421
     Prepaid expenses                                                        16,076         13,544
     Deferred income taxes (Note 6)                                          14,403         13,566
                                                                         ----------     ----------
         Total current assets                                               610,312        576,539

Property, plant and equipment, net                                          264,596        307,640
Investments                                                                  33,473         32,204
Prepaid pension costs                                                       218,368        215,752
Goodwill (Note 3)                                                           106,091         41,857
Other intangibles (Note 3)                                                    6,782            437
Deferred income taxes (Note 6)                                               73,013         47,651
Other assets                                                                104,827        114,906
                                                                         ----------     ----------
TOTAL ASSETS                                                             $1,417,462     $1,336,986
                                                                         ==========     ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
Current Liabilities
     Bank indebtedness                                                   $   27,085     $   56,181
     Accounts payable and accrued liabilities                               459,467        486,626
     Short-term debt (Note 4)                                                 3,206         18,034
     Income taxes                                                            57,277         27,677
     Deferred income taxes (Note 6)                                             113            324
                                                                         ----------     ----------
         Total current liabilities                                          547,148        588,842

Long-term debt (Note 4)                                                     208,192        111,062
Postretirement benefits                                                     243,864        239,664
Deferred income taxes (Note 6)                                               14,360         13,705
Other liabilities                                                            48,604         51,263
Minority interest                                                             6,701         11,200
                                                                         ----------     ----------
         Total liabilities                                                1,068,869      1,015,736
                                                                         ----------     ----------
SHAREHOLDERS' EQUITY
Share Capital                                                               399,917        397,761
     Authorized:
     Unlimited number of preference (none outstanding
         for 2002 and 2001) and common shares without
         par value
     Issued:  111,401,020 common shares - 2002
              111,803,651 common shares - 2001
Retained earnings                                                            86,580         51,666
Cumulative translation adjustments                                         (137,904)      (128,177)
                                                                         ----------     ----------
         Total shareholders' equity                                         348,593        321,250
                                                                         ----------     ----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                               $1,417,462     $1,336,986
                                                                         ==========     ==========


(See notes to the consolidated financial statements)

                            MOORE CORPORATION LIMITED
                      CONSOLIDATED STATEMENTS OF OPERATIONS
             THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
              (IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)



                                                    Three Months Ended     Nine Months Ended
                                                       September 30,          September 30,
                                                       2002     2001        2002        2001
                                                     -------- --------   ----------  ----------
Net sales                                            $486,767 $510,603   $1,516,059  $1,617,325

Cost of sales                                         333,900  349,864    1,036,672   1,179,553
Selling, general and administrative expenses          103,370  122,785      340,717     444,533
Restructuring provision (Note 5)                            -    6,540            -     109,914
Depreciation and amortization (includes impairment
   charges of $7,688 and $82,839 for 2001)             20,916   33,187       65,578     165,933
                                                     -------- --------   ----------  ----------

Total operating expenses                              458,186  512,376    1,442,967   1,899,933
                                                     -------- --------   ----------  ----------

Income (loss) from operations                          28,581   (1,773)      73,092    (282,608)

Investment and other income (expense)                   5,581   (3,035)       4,936      (7,477)
Interest expense, net                                   3,612    6,019        8,965      18,280
Debt settlement expense, net (Note 4)                  16,746        -       16,746           -
                                                     -------- --------   ----------  ----------

Earnings (loss) before income taxes
     and minority interest                             13,804  (10,827)      52,317    (308,365)

Income tax expense (recovery)                          (3,777)     884        6,503     (35,741)
Minority interest                                          83      460          577       1,373
                                                     -------- --------   ----------  ----------

     Net earnings (loss)                             $ 17,498 $(12,171)  $   45,237  $ (273,997)
                                                     ======== ========   ==========  ==========
     Net earnings (loss) per common share:

         Basic                                       $   0.16 $  (0.14)  $     0.41  $    (3.10)
                                                     -------- --------   ----------  ----------

         Diluted                                     $   0.15 $  (0.14)  $     0.40  $    (3.10)
                                                     -------- --------   ----------  ----------
     Average number of common shares
     outstanding (in thousands):

         Basic                                        111,392   88,457      111,568      88,457
                                                     -------- --------   ----------  ----------

         Diluted                                      113,403   88,457      113,885      88,457
                                                     -------- --------   ----------  ----------






(See notes to the consolidated financial statements)

                            MOORE CORPORATION LIMITED
                  CONSOLIDATED STATEMENTS OF RETAINED EARNINGS
                  NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
        (IN THOUSANDS OF U.S. DOLLARS, EXCEPT SHARES AND PER SHARE DATA)
                                   (UNAUDITED)



                                                            2002              2001
                                                          --------         ---------
Balance, beginning of period                              $ 51,666         $ 431,821

Net earnings (loss)                                         45,237          (273,997)

Repurchase of common shares (1,069,700 shares in 2002)     (10,323)                -

Subordinated convertible debentures                              -              (564)

Dividends (5 cents per share in 2001)                            -            (4,423)
                                                          --------         ---------

Balance, end of period                                    $ 86,580         $ 152,837
                                                          ========         =========











(See notes to the consolidated financial statements)

                            MOORE CORPORATION LIMITED
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
             THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                         (IN THOUSANDS OF U.S. DOLLARS)
                                   (UNAUDITED)


                                                         Three Months Ended     Nine Months Ended
                                                            September 30,         September 30,
                                                            2002     2001         2002      2001
                                                         --------- --------    --------- ---------
OPERATING ACTIVITIES
Net earnings (loss)                                      $  17,498 $(12,171)   $  45,237 $(273,997)
Adjustments to reconcile net cash provided
 by operating activities:
     Depreciation and amortization                          20,916   33,187       65,578   165,933
     (Gain)loss on sale of assets                           (5,759)       -       (8,138)    4,225
     Restructuring provision, net of cash paid                   -  (14,360)           -    66,917
     Pension settlement                                          -        -            -   102,015
     Debt settlement                                        16,746        -       16,746         -
     Deferred income taxes                                  (4,395)    (284)     (25,755)  (36,504)
     Other                                                  (1,338)   2,267       (2,265)    4,481

Decrease (increase) in working capital other than
 cash resources:
     Accounts receivable, net                               (6,140)   7,079       10,891    62,370
     Inventories                                               537   (3,387)       3,926       136
     Accounts payable and accrued liabilities              (18,488)  46,872      (38,362)   21,500
     Accrued income taxes                                   (1,633)    (370)      29,600    (4,969)
     Other                                                  (1,254) (11,826)      (7,298)  (16,951)
                                                         --------- --------    --------- ---------
Net cash provided by (used in) operating activities         16,690   47,007       90,160    95,156

INVESTING ACTIVITIES
Property, plant and equipment, net                           1,088   (2,679)      (3,423)  (14,581)
Decrease (increase) in long-term receivables                   802    1,478       (1,922)   (3,274)
Acquisition of businesses, net of cash received             (2,000)       -      (65,966)        -
Software expenditures                                       (3,329)  (2,958)      (8,209)   (5,110)
Other                                                       (3,998)  (2,947)      (3,945)    8,857
                                                         --------- --------    --------- ---------
Net cash used in investing activities                       (7,437)  (7,106)     (83,465)  (14,108)

FINANCING ACTIVITIES
Dividends                                                        -        -            -    (8,846)
Net change in short-term debt                              (44,811)    (136)     (14,828)       (4)
Proceeds from issuance of long-term debt                   200,000    1,041      200,000    52,744
Payments on long-term debt, including redemption premium  (117,765)  (1,644)    (119,101)  (48,476)
Issuance (repurchase) of common shares                         164        -       (8,167)        -
Other                                                       (7,897)     221       (8,682)   (1,040)
                                                         --------- --------    --------- ---------
Net cash provided by (used in) financing activities         29,691     (518)      49,222    (5,622)

Effect of exchange rate on cash                              1,021       18        2,376       875
                                                         --------- --------    --------- ---------
Net increase in cash                                        39,965   39,401       58,293    76,301
Cash and cash equivalents at beginning of period(a)         47,002   44,010       28,674     7,110
                                                         --------- --------    --------- ---------
Cash and cash equivalents at end of period (a)           $  86,967 $ 83,411    $  86,967 $  83,411
                                                         ========= ========    ========= =========


Supplemental disclosure of cash flows information:

Interest paid                                            $   5,138 $  9,842    $  10,174 $  21,547
Income taxes paid                                              634      225        3,073     3,149

(a) Cash and cash equivalents are defined as cash and short-term securities less bank indebtedness.



(See notes to the consolidated financial statements)

MOORE CORPORATION LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(TABULAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE DATA)

1. BASIS OF PRESENTATION

The accompanying consolidated interim financial statements have been prepared by Moore Corporation Limited in accordance with the recommendations of the Canadian Institute of Chartered Accountants (CICA) Handbook Section 1751 - Interim Financial Statements. As permitted by these standards, these interim financial statements do not include all information required by Canadian generally accepted accounting principles to be included in annual financial statements. However, the Corporation considers that the disclosures made are adequate for a fair presentation. Comparative figures have been reclassified where appropriate to conform to the current presentation. Net sales and net earnings for any interim period are not necessarily indicative of results that may be expected for the entire year.

The consolidated financial statements have been prepared in conformity with Canadian generally accepted accounting principles, and include estimates and assumptions of management that affect the amounts reported in the consolidated financial statements. Actual results could differ from these estimates.

These consolidated interim financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Corporation's latest Annual Report on Form 10-K. All references herein to the Corporation's Annual Report on Form 10-K shall mean the Annual Report on Form 10-K/A filed June 20, 2002.

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

Effective January 1, 2002, the Corporation adopted the recommendations of the CICA Handbook Section 3062 - Goodwill and Other Intangible Assets. In accordance with this accounting standard, goodwill and other intangible assets with indefinite lives are no longer amortized but will be assessed for impairment on an annual basis or as events or circumstances change that indicate goodwill or other intangibles of a reporting unit may be impaired. The adoption of this section did not have a material impact on the Corporation's financial position or results of operations. The pro forma impact on the results of operations for 2001, has been disclosed in Note 3.

Effective January 1, 2002, the Corporation adopted the recommendations of the CICA Handbook Section 3870 - Stock-Based Compensation and Other Stock-Based Payments. This standard, which establishes a fair value-based method of accounting for stock-based compensation plans, also permits an election to continue to use an intrinsic value-based method with disclosures on a pro forma basis of net income and earnings per share under the fair value method. The Corporation continues to measure compensation cost for its employee stock compensation plans using the intrinsic value-based method of accounting, which generally does not result in compensation costs as the options have an exercise price equal to the fair market value on the date of grant.

2. INVENTORIES


                                           SEPTEMBER 30,   DECEMBER 31,
                                               2002            2001
                                           ------------    ------------

Raw materials                                $ 39,766        $ 39,452
Work-in-process                                11,604          10,048
Finished goods                                 76,735          75,149
Other                                           3,539           3,772
                                             --------        --------
Total                                        $131,644        $128,421
                                             ========        ========

MOORE CORPORATION LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(TABULAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE DATA)

3. GOODWILL AND OTHER INTANGIBLES

The changes in the carrying value of goodwill by business segment for the nine months ended September 30, 2002, are as follows:

                        Balance at                     Foreign          Balance at
Goodwill             January 1, 2002      Additions    Exchange    September 30, 2002
------------------   ---------------      ---------    --------    ------------------
Forms and Labels         $41,857           $ 3,773       $(110)          $ 45,520
Outsourcing                    -            11,786         (73)            11,713
Commercial                     -            48,858          --             48,858
                         -------           -------       -----           --------
                         $41,857           $64,417       $(183)          $106,091
                         =======           =======       =====           ========

Other intangibles at September 30, 2002, include:

                                 Gross
                            Carrying Amount           Accumulated       Balance at      Amortizable
                            January 1, 2002 Additions Amortization September 30, 2002       Life
                            --------------- --------- ------------ ------------------   -----------
Trademarks & license
 agreements                      $437        $2,953      $  (423)         $2,967         4-10 Years

Customer intangibles                -         2,729         (578)          2,151           3 Years

Indefinite-lived
 trademarks                         -         1,664            -           1,664
                                 ----        ------      -------          ------
                                 $437        $7,346      $(1,001)         $6,782
                                 ====        ======      =======          ======

The total intangible asset amortization expense for the three months and nine months ended September 30, 2002, were $0.4 million and $1.0 million, respectively. Amortization expense for the next five years is estimated to be:

                               2003     $1,303
                               2004     $1,303
                               2005     $  692
                               2006     $  240
                               2007     $  228

The table below provides a reconciliation of the reported net loss for the three and nine-month periods ended September 30, 2001, to the pro forma net loss, which excludes previously recorded goodwill amortization:

                                                              Loss Per Share
                                                            ------------------
Three Months Ended September 30, 2001            Loss        Basic     Diluted
-------------------------------------         ---------     ------     -------
Net loss, as reported                         $ (12,171)    $(0.14)    $(0.14)
Add back:  Goodwill amortization                    526       0.01       0.01
                                              ---------     ------     ------
Pro forma net loss                            $ (11,645)    $(0.13)    $(0.13)
                                              =========     ======     ======

                                                              Loss Per Share
                                                            ------------------
Nine months ended September 30, 2001             Loss        Basic     Diluted
------------------------------------          ---------     ------     -------
Net loss, as reported                         $(273,997)    $(3.10)    $(3.10)
Add back:  Goodwill amortization                  1,635       0.03       0.03
                                              ---------     ------     ------
Pro forma net loss                            $(272,362)    $(3.07)    $(3.07)
                                              =========     ======     ======

MOORE CORPORATION LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(TABULAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE DATA)

4. DEBT

In August 2002, the Corporation entered into a $400 million secured credit facility. The facility is comprised of a five-year $125 million Revolving Credit Facility, a five-year $75 million Delayed Draw Term Loan A Facility, and a six-year $200 million Term Loan B Facility, all of which are subject to a number of financial and restrictive covenants that, among other things, limit additional indebtedness and the ability of the Corporation to engage in certain transactions with affiliates, create liens on assets, engage in mergers and consolidations, or dispose of assets. The financial covenants calculated on a quarterly basis include, but are not limited to, tests of leverage and interest coverage. The Delayed Draw Term Loan A Facility is to be used for acquisitions and related initial working capital requirements. The facility must be drawn within 18 months of the closing in a maximum of two drawings. Proceeds from the Term Loan B Facility were used in part to refinance the existing $168 million revolving credit facility that expired on August 5, 2002, and to fund working capital requirements as necessary. At September 30, 2002, $199.5 million was outstanding under the Term Loan B Facility, bearing interest at LIBOR (London Interbank Offer Rate) plus a 300 basis point spread.

During the quarter, the Corporation entered into interest rate swap agreements to manage exposure to fluctuations in interest rates on the Term B Loan Facility. These swap agreements exchange the variable interest rates (LIBOR) on this facility for fixed interest rates over the terms of the agreements. The resulting fixed interest rates will be the contracted swap rate plus the LIBOR basis spread on the Term B Loan Facility. At September 30, 2002, the notional amount of the swap agreements was $150 million comprised as follows: a $100 million, 3.78% fixed rate agreement that expires in August 2006; and a $50 million, 2.56% fixed rate agreement that expires in September 2004. The interest rate differential received or paid on these agreements is recognized as an adjustment to interest expense. At September 30, 2002, the fair value of these swap agreements was $(4.2) million.

On September 4, 2002, the Corporation redeemed $100 million of senior guaranteed notes at a redemption price that includes a net prepayment charge of $16.7 million with proceeds from the Term Loan B Facility.

5. RESTRUCTURING AND OTHER NON-RECURRING CHARGES

For the three and nine-month periods ended September 30, 2001, the Corporation recorded a pretax restructuring provision as follows:

                               Three Months Ended    Nine months ended
                               September 30, 2001    September 30, 2001
                               ------------------    ------------------
Forms and Labels                    $ 2,522               $ 24,854
Outsourcing                              31                  4,589
Commercial                            3,667                 23,778
Corporate                               320                 56,693
                                    -------               --------
Total                               $ 6,540               $109,914
                                    =======               ========

The 2001 restructuring plan was directed at streamlining the Corporation's processes and significantly reducing the cost structure. The restructuring provision for the three and nine months ended September 30, 2001, included provisions of $4.5 million and $52.5 million, respectively, for workforce reductions (167 and 2,019 positions, respectively); and $2.0 million and $57.4 million, respectively, for lease terminations, facility closings and other costs.

As of September 30, 2002, substantially all of the 3,366 employees included in the 2001 restructuring plan have been terminated. The Corporation anticipates that substantially all remaining severance payments relating to these employees will be completed by the end of the current year.

The reconciliation of the restructuring liability as of September 30, 2002, is as follows:

                            December 31,    Cash       September 30,
                               2001         Paid           2002
                             --------     --------       --------
Employee terminations        $ 41,955     $(24,084)      $17,871
Other                          84,718      (10,534)       74,184
                             --------     --------       -------
                             $126,673     $(34,618)      $92,055
                             ========     ========       =======

MOORE CORPORATION LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(TABULAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE DATA)

5. RESTRUCTURING AND OTHER NON-RECURRING CHARGES (Continued)

Certain of the Corporation's facility lease obligations included in the restructuring liability may continue until 2010 and future cash payments could vary based upon market conditions and the Corporation's ability to sublease these properties. Such changes in future cash requirements may affect amounts reported in the consolidated financial statements of future periods.

Total other related charges for the nine months ended September 30, 2001, consisted of: a $102.0 million charge for the partial settlement of the U.S. pension plan (included in cost of sales and selling, general and administrative expenses), non-cash charges of $34.6 million for asset impairments (included in depreciation and amortization), and other non-recurring charges of $4.8 million (included in selling, general and administrative expenses).

6. INCOME TAXES

The Corporation's effective income tax rate for the nine months ended September 30, 2002, was 12.4%. The difference between the statutory rate and the effective rate relates to lower tax rates in non-U.S. jurisdictions offset by the inability to recognize the tax benefit of foreign operating losses; combined with a partial reduction in the deferred tax valuation allowance (which is based on estimates of future taxable income), and offset by required tax reserves. For the same period ended September 30, 2001, the effective income tax benefit was
11.6 % and resulted principally from the partial recognition of operating losses.

The deferred tax valuation allowance for the three and nine months ended September 30, 2002, decreased $6.7 million and $42.8 million, respectively. For the same three and nine-month periods in 2001, the deferred tax valuation allowance increased $8.8 million and $76.2 million, respectively.

7. DISPOSITION AND ASSETS HELD FOR DISPOSITION

In the fourth quarter of 2001, the Corporation classified a non-core business as an asset held for disposition and the carrying value was adjusted to its net recoverable amount. Included in the results of the Commercial segment for the three and nine months ended September 30, 2002, are net sales of $49.0 million and $148.6 million, respectively, relating to this business. Income from operations for the three and nine months ended September 30, 2002, relating to this business was $2.9 million, and $9.0 million, respectively. For the three months ended September 30, 2001, net sales and income from operations relating to this business were $50.5 million and $2.8 million, respectively. For the nine months ended September 30, 2001, net sales and income from operations relating to this business were $152.4 million and $4.7 million, respectively.

During 2001, the Corporation divested certain non-core assets in Europe and an investment in common shares and a secured convertible notes receivable. As a result of these transactions, the Corporation received total consideration of $12.5 million and recorded a loss on disposition of $7.1 million. Included in the Corporation's results of operations for the three months ended September 30, 2001, were sales of $2.7 million and loss from operations of $0.2 million, and for the nine months ended September 30, 2001, were sales of $13.3 million and income from operations of $0.1 million from these divested assets.

During the first quarter of 2001, the Corporation formalized plans to dispose of other non-core assets within the Commercial segment and recorded a non-cash charge, included in depreciation and amortization expense, of $48.3 million, based upon anticipated proceeds from disposition. Net sales and operating income contributed by these assets were $19.0 million and $1.5 million, respectively, for the three months ended September 30, 2001, and net sales of $57.9 million and operating loss of $47.3 million for the nine months ended September 30, 2001. The Corporation disposed of these assets in the fourth quarter of 2001.

8. RECONCILIATION TO U.S. GAAP

The following summarizes the significant accounting differences between Canadian GAAP and U.S. GAAP that give rise to the differences disclosed in the U.S. GAAP reconciliation:

MOORE CORPORATION LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(TABULAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE DATA)

8. RECONCILIATION TO U.S. GAAP (Continued)

PENSIONS AND POSTRETIREMENT BENEFITS

The adoption of CICA Handbook, Section 3461 - Employee Future Benefits, effective January 1, 2000, eliminated all significant differences in the method of accounting for these costs under Canadian GAAP and U.S. GAAP. The transitional rules for implementing CICA 3461 continue to result in U.S. GAAP reporting differences. Under CICA 3461, all past net gains (losses), net assets and prior service costs were recognized as of January 1, 2000. Under U.S. GAAP, net gains (losses), net assets and prior service costs that occurred before January 1, 2000 are recognized over the appropriate amortization period.

STATEMENT OF CASH FLOWS

For Canadian GAAP, the Statements of Cash Flows disclose the net change in cash resources, which is defined as cash less bank indebtedness. U.S. GAAP requires the disclosure of cash and cash equivalents. Under U.S. GAAP, net cash provided by financing activities for the nine months ended September 30, 2002, would be $20.1 million. Net cash used by financing activities for the nine months ended September 30, 2001, would be $22.1 million. Cash and cash equivalents were $114.1 million and $96.4 million at September 30, 2002 and 2001, respectively.

ACCOUNTING FOR CERTAIN INVESTMENT IN DEBT AND EQUITY SECURITIES

U.S. GAAP requires unrealized gains (losses) on available-for-sale securities to be reported as a net amount in a separate component of shareholders' equity until realized, whereas under Canadian GAAP such investments are recorded at cost. Under both Canadian and U.S. GAAP, impairments deemed to be other than temporary would be charged to earnings.

STOCK COMPENSATION

The adoption of CICA Handbook, Section 3870 - Stock-Based Compensation and Other Stock-Based Payments, reduced most prospective differences in accounting for these costs between Canadian GAAP and U.S. GAAP. Prior to CICA 3870, recognition of compensation expense was not required for the Corporation's Series 1 Preference Share options, whereas under U.S. GAAP, the expense is measured at the fair value of the Preference Share options, less the amount the employee is required to pay, and is accrued over the vesting period.

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

COMPREHENSIVE INCOME

U.S. GAAP requires disclosure of comprehensive income and its components. Comprehensive income is the change in equity of the Corporation from transactions and other events other than those resulting from transactions with owners, and is comprised of net income and other comprehensive income. The only components of other comprehensive income for the Corporation are unrealized foreign currency translation adjustments, change in fair value of derivatives, and unrealized gains (losses) on available-for-sale securities. Under Canadian GAAP, there is no standard for reporting comprehensive income.

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

MOORE CORPORATION LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(TABULAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE DATA)

8. RECONCILIATION TO U.S. GAAP (Continued)

CONVERTIBLE DEBENTURES

Canadian GAAP requires that a portion of the subordinated convertible debentures be classified as equity. The difference between the carrying amount of the debenture and contractual liability is amortized to earnings. U.S. GAAP requires classifying the subordinated convertible debentures as a liability. Under U.S. GAAP, when convertible debt is converted to equity securities pursuant to an inducement offer, the debtor is required to recognize in earnings, the fair value of all securities and other consideration transferred in excess of the fair value of the securities issuable in accordance with the original conversion terms. Under Canadian GAAP, the fair value of the securities issued is charged to retained earnings. Also under Canadian GAAP, certain other contingent consideration is not recognized until paid, whereas under U.S. GAAP such contingent consideration is recorded at fair value each reporting period. Under U.S. GAAP, when convertible debt is converted to equity securities, any unamortized deferred debt issuance costs are charged to share capital. Under Canadian GAAP, these costs are charged to earnings.

The debt conversion costs relate to the December 28, 2001, induced conversion of the Corporation's subordinated convertible debentures and more specifically represents the right granted with the inducement shares for the holder to potentially receive additional consideration in the future based on the 20-day weighted average share price of the Corporation's stock at December 31, 2002 and 2003. For Canadian GAAP purposes, to the extent that any stock or cash is paid, it will be recorded as a charge to retained earnings. For U.S. GAAP purposes, the fair value of this contingent consideration is recognized in earnings and recorded at fair market value in subsequent reporting periods. The fair value of the consideration is based upon an independent third party valuation using an option pricing valuation model that includes, but is not limited to, the following factors: the Corporation's stock price volatility; cost of borrowings; and certain equity valuation multiples.

DERIVATIVE FINANCIAL INSTRUMENTS

For U.S. GAAP purposes, the Corporation's interest rate swaps, are recorded at fair value. Changes in the fair value of these swaps are recognized through comprehensive income as they are designated as cash flow hedges. Under Canadian GAAP the fair value of these derivatives is not recognized.

MOORE CORPORATION LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(TABULAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE DATA)

8. RECONCILIATION TO U.S. GAAP (Continued)

The following tables provide information required under U.S. GAAP:

                                                         Three Months ended      Nine months ended
                                                           September 30,            September 30,
                                                         2002         2001        2002        2001
                                                        --------   --------     ---------   ---------
   Net earnings (loss) as reported                      $ 17,498   $(12,171)    $ 45,237    $(273,997)
   U.S. GAAP Adjustments:
        Pension expense                                    3,115     (1,578)       3,153      168,940
        Postretirement benefits                            4,324      6,048       12,971       14,846
        Capitalized software                               1,691      1,766        5,073       15,596
        Debt conversion costs                               (366)         -          785            -
        Stock-based compensation expense                    (978)         -       (5,121)           -
        Interest expense                                       -         63            -          189
        Income taxes                                      (3,037)    (2,463)      (6,576)     (78,757)
                                                        --------   --------     --------    ---------

   Net earnings (loss) as determined under U.S. GAAP    $ 22,247   $ (8,335)    $ 55,522    $(153,183)
                                                        --------   --------     --------    ---------
   Earnings (loss) per share:
        Basic                                           $   0.20   $  (0.09)    $   0.50    $   (1.73)
        Diluted                                         $   0.20   $  (0.09)    $   0.49    $   (1.73)
   Average shares (in thousands):
        Basic                                            111,392     88,457      111,568       88,457
        Diluted                                          113,403     88,457      113,386       88,457

   Comprehensive income (loss), net of tax:
   Net earnings (loss) U.S. GAAP                        $ 22,247   $ (8,335)    $ 55,522    $(153,183)
   Other comprehensive income (loss):
        Cumulative translation adjustments                (5,837)    (1,874)      (9,727)      (6,419)
        Change in fair value of derivatives               (2,588)         -       (2,588)
        Reclassification of losses included in income          -          -            -         (798)
                                                        --------   --------     --------    ---------

   Total comprehensive income (loss)                    $ 13,822   $(10,209)    $ 43,207    $(160,400)
                                                        ========   ========     ========    =========

Balance Sheet Items:                             September 30, 2002           December 31, 2001
                                               As reported  U.S. GAAP      As reported   U.S. GAAP
                                               -----------  ---------      -----------  ---------
Net pension asset                              $(191,097)   $(125,894)      $(188,024)  $(119,668)
Other assets - computer software                 (91,444)     (64,217)        (89,763)    (57,463)
Fair value of derivatives                              -        4,243               -           -
Postretirement benefits                          243,864      372,916         239,664     381,687
Deferred taxes, net                              (72,943)    (155,816)       (47,188)    (134,982)
Accounts payable and accrued liabilities         459,467      454,681         486,626     485,325
Cumulative comprehensive income (loss)          (137,904)    (105,308)       (128,177)    (92,993)
Share capital                                    399,917      394,736         397,761     384,759
Retained earnings (deficit)                       86,580      (78,901)         51,666    (124,100)

For U.S. GAAP purposes, the costs related to the early extinguishment of debt are classified as an extraordinary item. On September 4, 2002, the Corporation redeemed $100 million of the senior guaranteed notes at a redemption price that includes a net prepayment charge of $16.7 million or $10.2 million net of taxes. Net earnings before extraordinary items for the three and nine months ended September 30, 2002, were $32.4 million and $65.7 million, respectively. Both basic and diluted earnings per share before extraordinary items for three months ended September 30, 2002, were $0.29. Basic and diluted earnings per share before extraordinary items for the nine months ended September 30, 2002, were $0.59 and $0.58, respectively.

Interest expense is net of investment income of $1.2 million and $2.6 million for the nine months ended September 30, 2002 and 2001, respectively.

MOORE CORPORATION LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(TABULAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE DATA)

8. RECONCILIATION TO U.S. GAAP (Continued)

In June 2002, the FASB approved the issuance of SFAS No. 146, "Exit or Disposal Activities." SFAS No. 146 addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant to the guidance that the Emerging Issues Task Force
(EITF) has set forth in EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 will be effective for exit or disposal activities that are initiated after December 31, 2002.

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

The Corporation operates in the printing industry with three distinct operating segments based on the way management assesses information on a regular basis for decision-making purposes. The three segments are Forms and Labels, Outsourcing and Commercial. These segments market print and print-related products and services to a geographically diverse customer base.

Three Months ended                          Forms and
September 30, 2002                            Labels     Outsourcing    Commercial   Consolidated
-----------------------------------------   ----------   -----------    ----------   ------------
Total revenue                                 $267,609     $ 69,266       $152,946     $489,821
Intersegment revenue                                 -         (210)        (2,844)      (3,054)
                                              --------     --------       --------     --------
Sales to customers outside the enterprise      267,609       69,056        150,102      486,767
                                                                                       --------
Segment operating profit                        35,567       11,142         10,941       57,650
Non-operating expenses                                                                  (29,069)
                                                                                       --------
Income from operations                                                                   28,581

Depreciation and amortization                   13,958        3,483          3,475       20,916
Capital expenditures                             2,671            -          1,842        4,513


Nine months ended                            Forms and
September 30, 2002                            Labels     Outsourcing    Commercial   Consolidated
-----------------------------------------   ----------   -----------    ----------   ------------
Total revenue                                 $840,336     $240,596      $446,710     $1,527,642
Intersegment revenue                            (2,682)      (1,255)       (7,646)       (11,583)
                                              --------     --------      --------     ----------
Sales to customers outside the enterprise      837,654      239,341       439,064      1,516,059
                                                                                      ----------
Segment operating profit                        97,391       41,131        33,687        172,209
Non-operating expenses                                                                   (99,117)
                                                                                      ----------
Income from operations                                                                    73,092

Segment assets                                 587,603      108,364       338,089      1,034,056
Corporate assets including investments                                                   383,406
                                                                                      ----------
Total assets                                                                           1,417,462

Depreciation and amortization                   42,839       11,472        11,267         65,578
Capital expenditures                             6,464        1,481         4,901         12,846

MOORE CORPORATION LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(TABULAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE DATA)

Three Months ended                          Forms and
September 30, 2001 (Reclassified)             Labels     Outsourcing    Commercial   Consolidated
------------------------------------------  ----------   -----------    ----------   ------------
Total revenue                                $285,955     $ 71,801       $155,679      $513,435
Intersegment revenue                             (216)         (60)        (2,556)       (2,832)
                                             --------      -------       --------      --------
Sales to customers outside the enterprise     285,739       71,741        153,123       510,603

Segment operating profit                       28,190        9,588          8,066        45,844
Non-operating expenses                                                                  (47,617)
                                                                                       --------
Loss from operations                                                                     (1,773)


Depreciation and amortization                  25,227        4,198          3,762        33,187
Capital expenditures                            2,191        1,122              -         3,313


Nine months ended                            Forms and
September 30, 2001 (Reclassified)             Labels     Outsourcing    Commercial   Consolidated
------------------------------------------ -----------   -----------    ----------   ------------
Total revenue                                $898,205      $250,716      $482,799     $1,631,720
Intersegment revenue                           (1,427)         (937)      (12,031)       (14,395)
                                             --------      --------      --------     ----------
Sales to customers outside the enterprise     896,778       249,779       470,768      1,617,325

Segment operating profit (loss)                40,398        32,076       (49,667)        22,807
Non-operating expenses                                                                  (305,415)
                                                                                      ----------
Loss from operations                                                                    (282,608)


Segment assets                                651,151        94,609       358,841      1,104,601
Corporate assets, including investments                                                  388,830
                                                                                      ----------
Total assets                                                                           1,493,431


Depreciation and amortization                  84,665        13,254        68,014        165,933
Capital expenditures                            8,677        12,872         1,345         22,894


10.  CONTINGENCIES

At September 30, 2002, certain lawsuits and other claims and assessments were pending against the Corporation. While the outcome of these matters is subject to future resolution, management's evaluation and analysis of such matters indicates that, individually and in the aggregate, the probable ultimate resolution of such matters will not have a material effect on the Corporation's consolidated financial statements.

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

MOORE CORPORATION LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(TABULAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE DATA)

11. EARNINGS PER SHARE


                                           Three Months Ended        Nine months ended
                                              September 30,             September 30,
                                              2002     2001             2002     2001
                                           --------  --------        --------  ---------
Net earnings (loss)                        $ 17,498  $(12,171)       $ 45,237  $(273,997)
                                           --------  --------        --------  ---------
Weighted average number of common
shares outstanding:
Basic                                       111,392    88,457         111,568     88,457
Dilutive options                              2,011         - (a)       2,317          - (a)
                                           --------  --------        --------  ---------
Diluted                                     113,403    88,457         113,885     88,457
                                           --------  --------        --------  ---------
Earnings (loss) per share
 Basic                                     $   0.16  $  (0.14)       $   0.41  $   (3.10)
 Diluted                                   $   0.15  $  (0.14)       $   0.40  $   (3.10)

(a) For 2001, the diluted options are excluded as their effect would be anti-dilutive.

12. ACQUISITIONS

On December 31, 2001, and January 31, 2002, the Corporation acquired certain assets relating to the Document Management Services business of IBM Canada Limited and The Nielsen Company, a commercial printer, for total consideration of $14.6 million and $57.2 million, respectively, net of cash acquired. The allocation of the purchase prices to the assets acquired and liabilities assumed based on fair values at the dates of acquisition were as follows:


Working capital, other than cash         $ 10.9
Property, plant and equipment               9.5
Other liabilities                         (14.3)
Goodwill and other intangibles             65.7
                                         ------
Purchase price, net of cash received     $ 71.8
                                         ======

In May 2002, the Corporation purchased the remaining minority interest in its consolidated subsidiary, Quality Color Press, Inc., for total consideration of approximately $6.8 million. The cost of this acquisition exceeded the fair value of the net assets acquired by approximately $5.4 million. Management has reclassified this business from the Commercial segment to the Forms and Labels segment in order to reflect the business synergies and integration plans. During August 2002, the Corporation purchased the remaining minority interest of its consolidated subsidiaries located in Central America for consideration of $2.7 million ($2.0 million in cash and $0.7 million payable within the next twelve months). The carrying value of the minority interests approximates the purchase price.

Pro forma disclosures for the aforementioned acquisitions have been excluded because they are not material to the Corporation's consolidated statements of operations and financial position.

MOORE CORPORATION LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(TABULAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE DATA)

13.  SUBSEQUENT EVENT

On October 17, 2002, the Board of Directors of the Corporation approved the award of 385,000 restricted shares under the Corporation's 2001 Long-Term Incentive Plan. The effective grant date of the restricted shares was October 17, 2002. The restricted shares vest at 25% per year and have a fair value of $3.7 million. The fair value will be shown as a separate component of shareholders' equity as deferred compensation, which will be recognized as compensation expense over the vesting period. The restricted shares are subject to repurchase by the Corporation at no cost in the event employment is terminated other than as a result of death, retirement or disability. These repurchase rights expire with respect to 25% of the initial restricted share grant each year beginning on the first anniversary of the restricted share award.

MOORE CORPORATION LIMITED
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Moore Corporation Limited, established in 1882, is a diversified printing company that operates in three distinct operating segments. The three segments are Forms and Labels, Outsourcing and Commercial. According to Printing Impressions, a leading industry publication, Moore is the third largest diversified printing company in North America based on revenues. The Corporation offers its products and services principally in the United States and Canada, but it also has operations in Europe and in Latin America, primarily in Mexico and Brazil.

The Forms and Labels segment provides a wide array of products and services, including the design and production of business forms, labels and related products, as well as electronic print management solutions. The Outsourcing segment provides fully integrated business-to-business and business-to-consumer solutions involving high quality variable image print and mail, electronic statement and database management services. The Commercial segment provides high quality multi-color personalized business communications and direct marketing services, including project, database and list management services. For the nine months ended September 30, 2002, approximately 55%, 16% and 29% of net sales were attributable to the Forms and Labels, Outsourcing and Commercial segments, respectively.

Like many other companies, net sales in 2001 and year-to-date 2002 have been affected by the economic downturn in the United States. Historically, net sales have not been materially affected by seasonal factors.

The Corporation's financial results for the periods discussed herein have been affected by changes in business strategy and restructuring actions. In early 2001, the new executive management team initiated a business strategy to maximize margins and capitalize on the Corporation's core competencies. Accordingly, the new executive management team realigned the business segments, restructured the operations, disposed of non-core businesses, exited unprofitable accounts and acquired complementary businesses. These initiatives have resulted in improved performance for the first nine months of 2002, relative to the comparable period last year.

Consistent with the strategy to focus on core printing operations, the Corporation disposed of various non-core businesses. In the first quarter of 2001, the Corporation sold Colleagues, its U.K.-based advertising agency and its investment in an on-line real estate listing company. In the fourth quarter of 2001, the Corporation disposed of Phoenix, its Detroit-based telemarketing business. In 2001 and the first quarter of 2002, the Corporation also disposed of several of its interests in non-U.S. joint ventures that were no longer strategic or where the Corporation lacked sufficient control to achieve its objectives. The Corporation has completed various acquisitions complementary to the core operations. In December 2001, the Corporation acquired Document Management Services, the print and mail business of IBM Canada Limited. In January 2002, the Corporation acquired The Nielsen Company, a commercial printer. The Corporation also purchased the remaining minority interests in its consolidated subsidiaries, Quality Color Press, Inc. in May 2002 and certain of its subsidiaries in Central America in August 2002.

During 2001, the Corporation undertook restructuring actions, mainly related to workforce reductions and the exiting of facilities. The Corporation's results for the periods discussed hereafter are affected by such restructuring actions. In 2001, the Corporation reduced headcount by more than 3,000 employees. In 2001, the Corporation also recorded charges for the impairment of assets and goodwill associated with non-core businesses that the Corporation planned to sell.

The Corporation has also consolidated its vendors to improve pricing, payment terms and inventory management. While the Corporation does not anticipate additional significant reductions in the number of its suppliers, it will pursue additional opportunities to achieve cost savings with these suppliers. The Corporation has evaluated its capital expenditure and research and development requirements and has significantly reduced spending in these areas. In addition, cost reductions were achieved in the area of information technology, principally attributable to reductions in headcount and in utilization of consultants. Additional cost savings are expected to result from the implementation of a company-wide system for processing customer orders and payments. The principal benefits from this system are expected to be improved control, reduction in cycle time and the elimination of the costs associated with maintaining redundant systems. The Corporation has also reduced waste (i.e., flawed or excess production) and improved printing throughput (i.e., increased the speed at which equipment runs). For the remainder of 2002, the Corporation anticipates further cost savings in these areas.

MOORE CORPORATION LIMITED
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW (Continued)

The following discussion includes information on a consolidated basis presented in accordance with Generally Accepted Accounting Principles (GAAP) in Canada. This discussion is supplemented by a discussion of segment operating income before deductions for 2001 restructuring and non-recurring charges. This supplemental discussion should be read in conjunction with the Corporation's reported consolidated financial statements.

Consolidated results of operations for the three and nine months ended September 30, 2002 and 2001, are shown in the accompanying consolidated statements of operations.


     RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2002 AS
              COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2001

CONSOLIDATED

Net sales for the three months ended September 30, 2002, were $486.8 million, representing a $23.8 million or 4.7% decrease from the same period last year. The decrease primarily results from sales declines from divestitures of the Phoenix business ($19.0 million) and a European joint venture ($2.7 million); a decline in the U.S. and Canadian Forms and Labels business ($15.1 million) primarily related to the decision to exit certain non-core product lines; the decline in prepaid telephone cards in the Outsourcing business ($9.2 million) and the devaluation of certain foreign currencies ($8.8 million), principally the Brazilian real and the Venezuelan bolivar. The decrease was partially offset by sales from new acquisitions ($27.9 million).

Cost of sales decreased $16.0 million to $333.9 million or 4.6 % from the same period last year, primarily due to the decline in sales. Year over year, gross margins for the quarter are flat.

Selling, general and administrative costs decreased $19.4 million to $103.4 million or 21.2% of consolidated net sales for the three months ended September 30, 2002, compared to $122.8 million or 24.0% in 2001. The improvements in 2002 compared to 2001 are attributable to the benefits achieved from the Corporation's 2001 restructuring activities and an overall focus on efficiencies.

Depreciation and amortization expense was $20.9 million and $33.2 million for the three months ended September 30, 2002 and 2001, respectively. The decrease of $12.3 million is primarily due to a $7.7 million charge in 2001 for asset impairments, for plant closures and abandoned information technology projects.

Income from operations was $28.6 million for the third quarter of 2002 compared to a loss of $1.8 million for the same prior year period. This improvement results from the benefits achieved from restructuring and other non-recurring charges that were included in the third quarter 2001 results. Excluding the impact of these charges, income from operations increased $16.1 million for 2002 due to improved operating results across all business segments, as described under "Restructuring and Other Non-Recurring Charges" below.

Included in investment and other income for the three months ended September 30, 2002, are net gains on disposition of certain properties of $5.8 million, partially offset by an unfavorable foreign currency translation adjustment of $0.2 million associated with the Corporation's operation in Venezuela.

Net interest expense decreased by $2.4 million to $3.6 million for the three months ended September 30, 2002, compared to 2001. This decrease is attributable to the redemption of $100 million of senior guaranteed notes and the conversion of the Corporation's $70.5 million subordinated convertible debentures, both of which occurred in December 2001.

During the three months ended September 30, 2002, the Corporation redeemed the remaining $100 million of senior guaranteed notes outstanding at a redemption price that includes a net prepayment charge of $16.7 million, recorded as debt settlement expense.

Net earnings for the three months ended September 30, 2002, increased $29.7 million over the prior year to $17.5 million. This increase primarily relates to restructuring and other non-recurring charges that were included in the three months ended September 30, 2001, and the 2002 cost savings resulting from 2001 restructuring activities.

MOORE CORPORATION LIMITED
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESTRUCTURING AND OTHER NON-RECURRING CHARGES

There were no restructuring charges recorded for the three months ended September 30, 2002. The Corporation recorded a non-recurring charge of $16.7 million associated with the redemption of $100 million of its senior guaranteed notes.

During the third quarter of 2001, the Corporation recorded restructuring and other non-recurring charges totaling $14.2 million, or $0.16 per diluted share. These charges include restructuring provisions of $6.5 million for workforce reductions (167 positions), lease terminations and other costs and non-cash charges related to asset impairment of $7.7 million that were included in depreciation and amortization expense.

The following table and management discussion summarizes the operating results of the Corporation's business segments, excluding for 2001 the impact of the restructuring and other non-recurring charges previously discussed.

Three months ended September 30,                        Income (loss) from
(In millions of U.S. dollars)         Sales               operations (1)
-----------------------------    ----------------       ------------------
                                  2002      2001          2002      2001
                                 ------    ------        ------    ------
Forms and Labels                 $267.7    $285.7        $ 35.6    $ 34.4
Outsourcing                        69.0      71.8          11.1       9.6
Commercial                        150.1     153.1          11.0      11.2
Corporate                             -         -         (29.1)    (42.7)
                                 ------    ------        ------    ------
   Total                         $486.8    $510.6        $ 28.6    $ 12.5
                                 ======    ======        ======    ======

(1) 2001 results presented net of above noted restructuring and other non-recurring charges.

Net income for the three months ended September 30, 2002, was $17.5 million or $0.15 per diluted share. For the same period in 2001, net of the restructuring and non-recurring charges, the Corporation reported a net income of $2.0 million or $0.02 per diluted share.

FORMS AND LABELS

Net sales for the three months ended September 30, 2002, decreased $18.0 million or 6.3%, primarily due to declines in the North American Forms and Labels business as a result of the Corporation's decision in 2001 to exit non-core product lines, and volume declines in 2002 from major print management customers ($15.1 million), offset, in part, by sales to new customers ($5.4 million). In Latin America, sales declined by $8.1 million primarily due to the devaluation of various foreign currencies (principally, the Brazilian real and Venezuelan bolivar).

Operating income for the three-month period ended September 30, 2002, increased by $1.2 million to $35.6 million, primarily due to the Corporation's decision to streamline its Forms and Labels operations. Major factors for the operating income improvement included the elimination of non-customer critical positions, the realignment of incentive plans, productivity improvements (waste reductions and higher throughput), as well as exiting of non-core product lines and unprofitable customer contracts as discussed above.

OUTSOURCING

Net sales decreased $2.8 million to $69.0 million for the three months ended September 30, 2002, from the same prior year period. Growth achieved from new and existing customers in the financial, insurance and telecommunications markets, combined with the acquisition of the Document Management Services business of IBM Canada Limited, was offset by volume declines in the prepaid telephone card market. Net sales were unfavorably affected by the Corporation's decision to cease manufacturing the packaging for certain non-secured stored value cards.

Operating income for the three months ended September 30, 2002, increased $1.5 million, or 15.6%, due to cost savings achieved through workforce reductions and cost containment, partially offset by an expected decline in gross profit related to product mix.

MOORE CORPORATION LIMITED
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OUTSOURCING (Continued)

The Outsourcing business was adversely affected in the third quarter by the sharp downturn in demand for prepaid cards, particularly in the telecommunications sector. Management expects that this trend will continue for the foreseeable future.

COMMERCIAL

Net sales declined by $3.0 million or 2.0% primarily due to the divestiture of the Phoenix business unit ($19.0 million); a divestiture of a European joint venture ($2.7 million); volume declines in the Corporation's technical publications business unit; offset by sales of $23.7 million from the acquisition of The Nielsen Company on January 31, 2002.

Operating income for the third quarter 2002 decreased $0.2 million or 1.8% to $11.0 million over the same prior year period. The incremental contribution from The Nielsen Company acquisition was offset by the aforementioned divestitures.

CORPORATE

The decrease in operating expenses from $42.7 million in 2001 to $29.1 million in 2002 is due to overall cost controls and focus on discretionary spending.

      RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AS
              COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2001
CONSOLIDATED

Net sales for the nine months ended September 30, 2002, were $1,516.1 million, representing a $101.2 million or 6.3 % decrease from the same period last year. The decrease primarily results from sales declines in the U.S. and Canadian Forms and Labels business primarily related to the decision to exit certain non-core product lines and unprofitable customer contracts ($61.2 million); the divestiture of the Phoenix business ($57.9 million), Colleagues and a European joint venture ($13.3 million); and the devaluation of certain foreign currencies ($20.8 million). The decrease was partially offset by sales from new acquisitions ($72.4 million).

Cost of sales for the nine months ended September 30, 2002, decreased $142.9 million to $1,036.7 million or 68.4% of consolidated net sales compared to 72.9% for the same period in 2001. The decrease was primarily due to the non-recurring charge of $61.2 million for the partial settlement of the U.S. pension plan included in cost of sales for 2001 and lower sales volumes. Excluding this charge, cost of sales would have been 69.1% of consolidated net sales for the nine months ended September 30, 2001. The Corporation anticipates further cost reductions resulting from increasing production efficiencies and reduction of vendor costs as a result of partnering with suppliers.

Selling, general and administrative costs decreased $103.8 million to $340.7 million or 22.5 % of consolidated net sales for the nine months ended September 30, 2002, compared to $444.5 million or 27.5% in 2001. Included in selling, general and administrative costs for 2001 was $40.8 million related to the U.S. pension plan settlement and $4.8 million in other non-recurring costs. Excluding these charges in 2001, selling, general and administrative costs would have been 24.7% of consolidated net sales. The remaining $58.2 million incremental selling, general and administrative reduction in 2002 compared to 2001 is attributable to the benefits achieved from the Corporation's 2001 restructuring activities and an overall focus on efficiencies.

Depreciation and amortization expense was $65.6 million and $165.9 million for the nine months ended September 30, 2002 and 2001, respectively. The decrease of $100.3 million is primarily due to 2001 non-cash charges of $48.3 million related to goodwill written down to its net recoverable amount for assets held for disposition and $34.6 million for asset impairments, including plant closures and abandoned information technology projects.

Income from operations was $73.1 million for the nine months ended September 30, 2002, compared to a loss from operations of $282.6 million for the same prior year period. This improvement resulted from the benefits achieved from restructuring and other non-recurring charges that were included in the third quarter 2001. Excluding the impact of these charges, income from operations increased $56.1 million for 2002 due to improved operating results across all business segments, as described below.

MOORE CORPORATION LIMITED
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CONSOLIDATED (Continued)

Net interest expense decreased by $9.3 million to $9.0 million for the nine months ended September 30, 2002. This decrease is attributable to the redemption of $100 million of senior guaranteed notes and the conversion of the Corporation's $70.5 million subordinated convertible debentures, both of which occurred in December 2001. The remaining $100 million of senior guaranteed notes were redeemed in September 2002.

For the nine months ended September 30, 2002 and 2001, the effective income tax rate was 12.4 % and (11.6%), respectively. The 2002 difference between the statutory rate and the effective rate relates to lower tax rates in non-U.S. jurisdictions offset by the inability to recognize the tax benefit from certain foreign operating losses, combined with a partial reduction in the deferred tax valuation allowance (which is based on estimates of future taxable income), and offset by required tax reserves. In 2001, the effective income tax benefit resulted from the partial recognition of operating losses.

Net earnings for the nine months ended September 30, 2002, increased $319.3 million over the prior year to $45.2 million, as a result of cost savings generated by the 2001 restructuring activities. This increase primarily relates to the restructuring and other non-recurring charges that were included in the nine months ended September 30, 2001, as described under "Restructuring and Other Non-Recurring Charges" below.

RESTRUCTURING AND OTHER NON-RECURRING CHARGES

There were no restructuring charges recorded for the nine months ended September 30, 2002. The Corporation recorded a non-recurring charge of $16.7 million associated with the redemption of $100 million of its senior guaranteed notes.

During the nine months ended September 30, 2001, the Corporation recorded restructuring and other non-recurring charges totaling $263.8 million, net of taxes, or $2.98 per diluted share. These charges are categorized as follows:

- Restructuring provisions of $109.9 million for workforce reductions (2,019 positions), lease terminations and other costs; non-cash charges related to asset impairment of $34.6 million, included in depreciation and amortization expense; severance of $0.9 million related to the replacement of senior executive officers; other non-recurring charges of $3.9 million;

- Net loss on disposal of non-core assets of $3.2 million (net of $3.9 million in taxes), included in investment and other income; write-down of non-core business held for sale of $45.7 million (net of $2.6 million in taxes); and

- Loss of $102.0 million from the partial settlement of the U.S. pension plan.

The following table and management discussion summarize the operating results of the Corporation's business segments, excluding for 2001 the impact of the aforementioned restructuring and other non-recurring charges.

 Nine months ended September 30,                   Income (loss) from
(In millions of U.S. dollars)       Sales            operations (1)
----------------------------- ------------------   ------------------
                                2002      2001       2002      2001
                              --------  --------    -------  -------
Forms and Labels              $  837.7  $  896.8    $  97.4  $  73.7
Outsourcing                      239.3     249.8       41.1     37.0
Commercial                       439.1     470.7       33.7     26.7
Corporate                            -         -      (99.1)  (120.4)
                              --------  --------    -------  -------
   Total                      $1,516.1  $1,617.3    $  73.1  $  17.0
                              ========  ========    =======  =======

(1) 2001 results presented net of above noted restructuring and other non-recurring charges.

Net income for the nine months ended September 30, 2002, was $45.2 million or $0.40 per diluted share. For the same period in 2001, net of the above noted items, the Corporation reported a net loss of $10.2 million or $(0.12) per diluted share.

MOORE CORPORATION LIMITED
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORMS AND LABELS

Net sales for the nine months ended September 30, 2002, decreased $59.1 million or 6.6 % to $837.7 million, primarily due to declines in the North American Forms and Labels business, as a result of the Corporation's decision in 2001 to exit non-core product lines and unprofitable customer contracts and volume declines due to lower transaction levels among major print management customers ($61.2 million) partially offset by sales to new customers ($18.9 million). In Latin America, sales declined by $20.1 million primarily as a result of the devaluation of various foreign currencies (principally, the Brazilian real and Venezuelan bolivar).

Operating income for the nine-month period ended September 30, 2002, increased by $23.7 million to $97.4 million, primarily due to the Corporation's decision to streamline its Forms and Labels operations. Major factors contributing to the operating income improvement included the elimination of non-customer critical positions, the consolidation of the Canadian and U.S. management teams and administrative infrastructures, the realignment of incentive plans, productivity improvements (waste reductions and higher throughput), and the exiting of non-core product lines and unprofitable contracts discussed above.

OUTSOURCING

Net sales decreased $10.5 million from $249.8 million to $239.3 million for the nine months ended September 30, 2002, from the same prior year period. Growth achieved from new and existing customers in the financial, insurance, and telecommunications markets, combined with the acquisition of the Document Management Services business of IBM Canada Limited ($14.5 million), was more than offset by volume declines in the prepaid telephone card market. Net sales growth was also offset by the impact of the decision to cease manufacturing the packaging for certain non-secured stored value cards.

Operating income for the nine months ended September 30, 2002, increased $4.1 million, or 11.1%, due to cost savings achieved through workforce reductions, cost containment and the acquisition discussed above.

COMMERCIAL

Net sales declined by $31.6 million or 6.7% due to the divestiture of the Phoenix business unit ($57.9 million), Colleagues and a European joint venture ($13.3 million), offset by the acquisition of The Nielsen Company on January 31, 2002, ($57.9 million). Excluding these divestitures and the acquisition, net sales decreased $18.3 million.

Operating income for the nine months ended September 30, 2002, increased $7.0 million to $33.7 million over the same prior year period. The increase was driven by strong volume growth in the domestic direct mail business ($6.1 million), cost reductions resulting from the 2001 restructuring activities, and the acquisition of The Nielsen Company.

CORPORATE

The decrease in operating expenses is due to overall cost controls and a focus on discretionary spending.

LIQUIDITY AND CAPITAL RESOURCES

In addition to its cash generated from operations, in August 2002, the Corporation entered into a $400 million secured credit facility. The facility is comprised of a five-year $125 million Revolving Credit Facility, a five-year $75 million Delayed Draw Term Loan A Facility, and a six-year $200 million Term Loan B Facility, all of which are subject to a number of financial and restrictive covenants that, among other things, limit additional indebtedness and limit the ability of the Corporation to engage in certain transactions with affiliates, create liens on assets, engage in mergers and consolidations, or dispose of assets. The Delayed Draw Term Loan A Facility is to be used for acquisitions and related initial working capital requirements. The facility must be drawn within 18 months of the closing in a maximum of two drawings. Proceeds from the Term Loan B were used in part to refinance the existing $168 million revolving credit facility that expired on August 5, 2002, and to fund working capital requirements as necessary. At September 30, 2002, there was $199.5 million outstanding under the Term Loan B Facility bearing interest at LIBOR (London Interbank Offer Rate) plus a 300 basis point spread.

MOORE CORPORATION LIMITED
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES (Continued)

The Corporation also maintains uncommitted bank operating lines in the majority of the domestic markets in which it operates. These lines of credit are maintained to cover temporary cash shortfalls. Available borrowings under these uncommitted facilities amounted to $41.9 million at September 30, 2002, and may be terminated at any time at the Corporation's option. Total availability under these facilities at September 30, 2002, was approximately $41.0 million. In addition, the Corporation expects to receive proceeds from the termination of the U.S. pension plan, which timing is dependent upon anticipated regulatory approval. The Corporation has $17.3 million in outstanding letters of credit at September 30, 2002.

During the quarter, the Corporation entered into interest rate swap agreements to manage exposure to fluctuations in interest rates on the Term B Loan Facility. These swap agreements exchange the variable interest rates (LIBOR) on this facility for fixed interest rates over the terms of the agreements. The resulting fixed interest rates will be the contracted swap rate plus the LIBOR basis spread on the Term B Loan Facility. At September 30, 2002, the notional amount of the swap agreements was $150 million comprised as follows: a $100 million 3.78% fixed rate agreement that expires in August 2006; and a $50 million 2.56% fixed rate agreement that expires in September 2004. The interest rate differential received or paid on these agreements is recognized as an adjustment to interest expense. These swap agreements are designated as cash flow hedges. At September 30, 2002, the fair value of these swap agreements was $(4.2) million.

On September 4, 2002, the Corporation redeemed $100.0 million of senior guaranteed notes at a redemption price that includes a net prepayment charge of $16.7 million with proceeds from the Term B Facility.

An additional source of liquidity at September 30, 2002, was the Corporation's short-term investments in the amount of $96.2 million, which primarily consist of certificate and term deposits, treasury bills and bank notes. These investments are with financial institutions of sound credit rating and are highly liquid as the majority mature within one to seven days and are classified as "cash and cash equivalents."

As of September 30, 2002, the Corporation met its financial covenants and believes it has sufficient liquidity to complete the restructuring activities initiated in 2001 and effectively manage the financial needs of the businesses.

On February 7, 2002, the Corporation announced a program to repurchase up to $50 million of its shares. The program allows for shares to be purchased on the New York Stock Exchange from time to time depending upon market conditions, market price of the common shares and the assessment of the cash flow needs by the Corporation's management. As of September 30, 2002, the Corporation had repurchased 1,069,700 shares.

Net cash provided from operating activities was $90.2 million for the nine months ended September 30, 2002, compared to $95.2 million for the same period last year. The change was primarily due to net changes in working capital, including an increase in accrued income taxes and better operating results in the Corporation's core businesses.

Net cash used by investing activities for the nine months ended September 30, 2002, was $83.5 million versus $14.1 million in the same period of 2001. The increased expenditures relate to the aforementioned acquisitions of businesses of $66.0 million.

Net cash provided from financing activities for the nine months ended September 30, 2002, was $49.2 million compared to net cash used by financing activities of $5.6 million in 2001. The increase relates to long-term borrowings offset by the redemption of $100.0 million of senior guaranteed notes.

As of September 30, 2002, the aggregate amount of outstanding forward contracts was $12.7 million. Unrealized gains and losses from these foreign currency contracts were not significant at September 30, 2002. The Corporation does not use derivative financial instruments for trading purposes.

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

MOORE CORPORATION LIMITED
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

Statements in this quarterly report on Form 10-Q relating to the future results of the Corporation (including certain "anticipated", "believed", "expected", and "estimated results") and Moore's outlook (including statements as to continued improvement in the Corporation's cost structure) that are "forward-looking statements" as defined in the U.S. Private Securities Litigation Reform Act of 1995. Readers are cautioned not to place undue reliance on these forward-looking statements and any such forward-looking statements are qualified in their entirety by reference to the following cautionary statements. All forward-looking statements speak only as of the date hereof, are based on current expectations and involve a number of assumptions, risks and uncertainties that could cause the actual results to differ materially from such forward-looking statements. Factors that could cause such material differences include, without limitation, the following:

- dependence on key management personnel,
- the effect of competition,
- the effects of paper and other raw material price fluctuations and shortages of supply,
- successful execution of cross-selling, cost containment and other key strategies,
- successful negotiation, execution and integration of acquisitions,
- the ability to renegotiate or terminate unprofitable contracts,
- the ability to divest non-core businesses,
- the ability to defend existing patents,
- the rate of migration from paper-based forms to digital forms,
- future growth rates in the Corporation's core businesses,
- the impact of currency fluctuations in the countries in which the Corporation operates,
- general economic and other factors beyond the Corporation's control and
- other assumptions, risks and uncertainties described from time to time in the Corporation's filings with United States and Canadian securities authorities.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See Liquidity and Capital Resources.

ITEM 4. CONTROLS AND PROCEDURES

The Corporation's Chief Executive Officer and Chief Financial Officer have conducted an evaluation of the effectiveness of disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended, as of a date within 90 days of the filing of this quarterly report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this quarterly report has been made known to them in a timely fashion. There have been no significant changes in internal controls, or in factors that could significantly affect internal controls, subsequent to the date the Chief Executive Officer and Chief Financial Officer completed their evaluation.

MOORE CORPORATION LIMITED

                           PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

3.2   By-laws

10.1 Credit Agreement, dated as of August 2, 2002, among Moore North America, Inc., the Guarantors named therein, the several lenders from time to time party thereto and Citicorp USA, Inc., as administrative agent for the Lenders.


(b) Reports on Form 8-K

On August 13, 2002, the Corporation furnished a Current Report on Form 8-K containing the 18 U.S.C. Section 1350 certifications of Robert G. Burton, the Corporation's Chairman, President and Chief Executive Officer, and Mark S. Hiltwein, the Corporation's Executive Vice President, Chief Financial Officer, relating to the Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Corporation has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            MOORE CORPORATION LIMITED





Date:  November 1, 2002    by: /s/ Mark S. Hiltwein
                               -------------------------------------------------
                               Mark S. Hiltwein
                               Executive Vice President, Chief Financial Officer

                           by: /s/ Richard T. Sansone
                               -------------------------------------------------
                               Richard T. Sansone
                               Vice President and Controller
                               (Chief Accounting Officer)

                                 CERTIFICATIONS

I, Robert G. Burton, Chairman, President and Chief Executive Officer, certify that:

    1. I have reviewed this quarterly report on Form 10-Q of Moore Corporation Limited;

    2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

    3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

    4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

    5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

    6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 1, 2002
     -----------------------------------------------------------------------

Signature: /s/ Robert G. Burton
           -----------------------------------------------------------------
           Robert G. Burton, Chairman, President and Chief Executive Officer

                                 CERTIFICATIONS

I, Mark S. Hiltwein, Executive Vice President, Chief Financial Officer, certify that:

    1. I have reviewed this quarterly report on Form 10-Q of Moore Corporation Limited;

    2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

    3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

    4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

    5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

    6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 1, 2002
      ------------------------------------------------------------------------
Signature: /s/ Mark S. Hiltwein
           -------------------------------------------------------------------
           Mark S. Hiltwein, Executive Vice President, Chief Financial Officer