Form 10-K
period 2002-12-31
MOORE CORPORATION LTD
filed 2003-02-13
CIK 67931

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                  For the fiscal year ended December 31, 2002.

                         Commission file number 1-8014.

                            MOORE CORPORATION LIMITED

             (Exact name of registrant as specified in its charter)


                                CANADA                                                         98-0154502
    (State or other jurisdiction of incorporation or organization)                (I.R.S. Employer Identification No.)

                          6100 Vipond Drive
                     MISSISSAUGA, ONTARIO, CANADA                                                L5T 2X1
               (Address of principal executive offices)                                        (Zip Code)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (905) 362-3100

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] YES [ ] NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge in definitive proxy or information statements incorporated by reference, in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). [X] YES [ ] NO

The aggregate market value of the voting common shares without par value held by non-affiliates of the registrant as computed by reference to the closing price on the New York Stock Exchange on February 10, 2003 was $1,296,871,390.

The number of common shares outstanding as of February 10, 2003 was 111,992,348.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Management Information Circular and Proxy Statement to be filed with the Commission pursuant to Regulation 14A within 120 days from the end of the fiscal year covered by this Form 10-K, are incorporated by reference into
Part III.

                            MOORE CORPORATION LIMITED

                           ANNUAL REPORT ON FORM 10-K
                      FOR THE YEAR ENDED DECEMBER 31, 2002
                                TABLE OF CONTENTS


                                                                                                               PAGE

                                                                                                               ----
PART I
    Item 1:   Business....................................................................................       4
    Item 2:   Properties .................................................................................      11
    Item 3:   Legal Proceedings...........................................................................      12
    Item 4:   Submission of Matters to a Vote of Security Holders.........................................      13
              Executive Officers of the Registrant........................................................      13

PART II

    Item 5:   Market for Registrant's Common Shares and Related Shareholder Matters.......................      14
    Item 6:   Selected Financial Data.....................................................................      15
    Item 7:   Management's Discussion and Analysis of Results of Operations and Financial Condition.......      18
   Item 7A:   Quantitative and Qualitative Disclosures about Market Risk..................................      27
    Item 8:   Financial Statements and Supplementary Data.................................................      29
    Item 9:   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure........      64

PART III

   Item 10:   Directors and Executive Officers of the Registrant..........................................      64
   Item 11:   Executive Compensation......................................................................      64
   Item 12:   Security Ownership of Management............................................................      64
   Item 13:   Certain Relationships and Related Transactions..............................................      64
   Item 14:   Controls and Procedures.....................................................................      64

PART IV

   Item 15:   Exhibits, Financial Statement Schedules and Reports on Form 8-K.............................      65

Signatures    ............................................................................................      66
Certifications............................................................................................      67

CAUTIONARY STATEMENT

This Annual Report on Form 10-K and portions of the documents incorporated by reference herein contain statements relating to the future results of Moore (including certain "anticipated", "believed", "expected", and "estimated results") and Moore's outlook concerning statements as to acquisitions being accretive, continued improvement in Moore's cost structure and achievement of revenue growth from the cross-selling initiative are "forward-looking statements" as defined in the U.S. Private Securities Litigation Reform Act of 1995. Readers are cautioned not to place undue reliance on these forward-looking statements and any such forward-looking statements are qualified in their entirety by reference to the following cautionary statements. All forward-looking statements speak only as of the date hereof and are based on current expectations and involve a number of assumptions, risks and uncertainties that could cause the actual results to differ materially from such forward-looking statements. Factors that could cause such material differences include, without limitation, the following:

-        dependence on key management personnel

-        the effect of competition

- the effects of paper and other raw material price fluctuations and shortages of supply

- successful execution of cross-selling, cost containment and other key strategies

-        the successful negotiation, execution and integration of acquisitions

-        the ability to renegotiate or terminate unprofitable contracts

-        the ability to divest non-core businesses

-        the rate of migration from paper-based forms to digital formats

-        future growth rates in Moore's core businesses

- the impact of currency fluctuations in the countries in which Moore operates

-        the potential impact of the merger with Wallace Computer Services, Inc.

-        general economic and other factors beyond Moore's control

- the possibility of future terrorist activity or the outbreak of war or other hostilities in the United States, Canada or abroad

- other risks and uncertainties detailed from time to time in the Corporation's filings with United States and Canadian securities authorities.

Consequently, readers of this Annual Report should consider these forward-looking statements only as our current plans, estimates and beliefs. We do not undertake and specifically decline any obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect future events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events. We undertake no obligation to update or revise any forward-looking statements in this Annual Report to reflect any new events or any change in conditions or circumstances. Even if these plans, estimates or beliefs change because of future events or circumstances after the date of these statements, or because anticipated or unanticipated events occur, we decline and cannot be required to accept an obligation to publicly release the results of revisions to these forward-looking statements.

UNLESS OTHERWISE INDICATED, ALL DOLLAR AMOUNTS IN THIS ANNUAL REPORT ON FORM 10-K ARE EXPRESSED IN UNITED STATES CURRENCY AND ALL REFERENCES TO "MOORE" OR THE "CORPORATION" IN THIS ANNUAL REPORT ON FORM 10-K REFER TO MOORE CORPORATION LIMITED AND ITS SUBSIDIARIES.

                                     PART I.

ITEM 1.  BUSINESS

A)  GENERAL DEVELOPMENT OF BUSINESS

Moore Corporation Limited, a corporation continued under the Canada Business Corporations Act was established in 1882. According to Printing Impressions, a leading industry publication, Moore is the third largest diversified printing company in North America based on revenues. In 2001, we initiated a major realignment of our business units, and we now operate in three complementary segments: Forms and Labels, Outsourcing and Commercial. We offer our products and services principally in the United States and Canada, but we also have operations in Latin America, primarily in Mexico and Brazil, and in Europe.

Through our Forms and Labels segment, we provide a wide array of products and services, including the design and production of business forms, labels and related products, print fulfillment, print-on-demand, warehousing, packaging, or "kitting," and fulfillment services as well as electronic print management solutions. Our Outsourcing segment provides fully integrated business-to-business and business-to-consumer solutions involving high quality, variably-imaged print and mail, electronic statement and database management services. Our Commercial segment provides high quality multi-color personalized business communications and direct marketing services, including project, database and list management services.

In 2002, Moore had net sales of $2,038 million and had approximately 11,800 employees worldwide. Moore has its registered office at 6100 Vipond Drive, Mississauga, Ontario, Canada L5T 2X1 and its executive offices are located at One Canterbury Green, Stamford, Connecticut 06901. The Moore internet address is www.moore.com. You may view our filings with Securities regulators in Canada and the U.S., including our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments thereto, free of charge through our website located at www.moore.com.

Beginning in late 2000, a new executive management team assumed leadership at Moore, with substantial experience in the printing industry and with "turn-around" businesses and pursuing acquisition strategies. In 2001, this team began implementing a new business strategy to increase revenues and margins and capitalize on our core competencies. The key elements of this strategy are:

FOCUS ON QUALITY AND ACCOUNTABILITY. We have taken several actions to improve the quality and accountability of our management and employees. Our senior management, for example, has extensive experience in the printing industry. We have realigned our employee compensation and performance incentives with shareholder objectives.

AGGRESSIVE COST REDUCTIONS. Since 2001, we have achieved significant cost savings through various initiatives, including the elimination of approximately 4,000 positions, the consolidation of purchasing to improve pricing and terms, the rationalization of capital expenditures and spending on research and development, and the reduction of information technology spending.

SALE OF NON-CORE ASSETS. We have assessed our operations worldwide with a view to eliminating assets that are not aligned with our core print operations or our strategic plan. In 2001, we sold Colleagues, our U.K.-based advertising agency, our investment in an on-line real estate listing company, and Phoenix, a Detroit-based telemarketing customer relationship management business. We plan to continue to review our operations with a view to divesting assets and operations that no longer meet our strategic goals or performance targets.

PARTNERING WITH OUR SUPPLIERS TO REDUCE COSTS AND INCREASE EFFICIENCY. In 2001, we began consolidating our purchasing with a few key suppliers to improve our pricing and payment terms and inventory management as well as to ensure a stable source of supply.

IMPROVED CROSS-SELLING EFFORTS. We view cross-selling as a key component of our competitive strategy. In the fourth quarter of 2001, we launched a strategic corporate accounts and cross-selling initiative to improve incremental net sales and profit growth within our current customer base. This "one-stop shopping" strategy offers our customers the full array of our products and services, including forms, labels, outsourced statement printing, print fulfillment and kitting services and commercial print capability.

STRATEGIC ACQUISITIONS. We continuously review acquisition opportunities and will pursue acquisitions to increase our margins and profitability. We have focused on opportunities that permit us to expand our product and service offerings, particularly commercial print services, or achieve operating efficiencies such as increased utilization of our print assets. In December 2001, we acquired Document Management Services, the print and mail operation of IBM Canada Limited, to supplement our Canadian Outsourcing business. In January 2002, we acquired The Nielsen Company, a commercial printer that specializes in high quality multi-color printing of collateral marketing materials, consumer product and financial services marketing materials and other products, such as annual reports. In January 2003, we announced that we had entered into a definitive merger agreement with Wallace Computer Services, Inc. Upon closing, the combined company Moore Wallace Incorporated will be one of the largest printers in North America. Completion of the Wallace merger is subject to customary closing conditions that include, among others, receipt of required approval from Wallace shareholders, required regulatory approvals and closing of the required financing. The transaction, while expected to close in the first half of 2003, may not be completed if any of the conditions to the closing are not satisfied or waived. Unless otherwise indicated, the discussion and financial results disclosed in this Annual Report on Form 10-K relate to Moore as a stand-alone entity and do not reflect the impact of the pending business combination transaction with Wallace. For more details about this acquisition, see "Management's Discussion and Analysis of Results of Operations and Financial Condition - Overview."

B)   FINANCIAL INFORMATION ABOUT SEGMENTS

As a result of acquiring the remaining interest in Quality Color Press, Inc. (see Note 3 to the Consolidated Financial Statements), management has reclassified this business from the Commercial segment to the Forms and Labels segment in order to reflect the business synergies and integration plans.

OPERATING SEGMENTS
Years ended December 31,
Expressed in thousands of U.S. Dollars


                                                    Forms and Labels     Outsourcing        Commercial        Consolidated
----------------------------------------------------------------------------------------------------------------------------
2002

Total revenue                                           $1,129,483          $317,848          $606,917          $ 2,054,248
Intersegment revenue                                        (3,636)           (1,749)          (10,824)             (16,209)
----------------------------------------------------------------------------------------------------------------------------
Sale to customers outside the enterprise                 1,125,847           316,099           596,093            2,038,039
----------------------------------------------------------------------------------------------------------------------------
Segment operating income                                   132,736            61,374            50,562              244,672
----------------------------------------------------------------------------------------------------------------------------
Non-operating expenses                                                                                             (142,149)
                                                                                                             ---------------
Income from operations                                                                                              102,523
----------------------------------------------------------------------------------------------------------------------------
Segment assets                                             581,660           114,514           324,533            1,020,707
Corporate assets including investments                                                                              419,052
                                                                                                             ---------------
Total assets                                                                                                      1,439,759
----------------------------------------------------------------------------------------------------------------------------
Capital asset depreciation and amortization                 56,811            14,969            14,966               86,746
----------------------------------------------------------------------------------------------------------------------------
Capital expenditures                                        20,256             4,416             7,273               31,945
----------------------------------------------------------------------------------------------------------------------------

2001 (Reclassified)
Total revenue                                           $1,198,173          $341,485          $636,343          $ 2,176,001
Intersegment revenue                                        (3,704)           (2,006)          (15,717)             (21,427)
----------------------------------------------------------------------------------------------------------------------------
Sale to customers outside the enterprise                 1,194,469           339,479           620,626            2,154,574
----------------------------------------------------------------------------------------------------------------------------
Segment operating income (loss)                             43,445            49,508           (90,904)               2,049
----------------------------------------------------------------------------------------------------------------------------
Non-operating expenses                                                                                             (344,373)
                                                                                                             ---------------
Loss from operations                                                                                               (342,324)
----------------------------------------------------------------------------------------------------------------------------
Segment assets                                             645,178           117,243           261,486            1,023,907
Corporate assets including investments                                                                              313,079
                                                                                                             ---------------
Total assets                                                                                                      1,336,986
----------------------------------------------------------------------------------------------------------------------------
Capital asset depreciation and amortization                111,875            19,383           107,814              239,072
----------------------------------------------------------------------------------------------------------------------------
Capital expenditures                                        18,902            16,124            10,376               45,402
----------------------------------------------------------------------------------------------------------------------------

2000 (Reclassified)
Total revenue                                           $1,246,800          $297,851          $730,896          $ 2,275,547
Intersegment revenue                                          (690)           (1,082)          (15,357)             (17,129)
----------------------------------------------------------------------------------------------------------------------------
Sale to customers outside the enterprise                 1,246,110           296,769           715,539            2,258,418
----------------------------------------------------------------------------------------------------------------------------
Segment operating income (loss)                             72,105            43,126           (10,706)             104,525
----------------------------------------------------------------------------------------------------------------------------
Non-operating expenses                                                                                             (150,759)
                                                                                                             ---------------
Loss from operations                                                                                                (46,234)
----------------------------------------------------------------------------------------------------------------------------
Segment assets                                             856,457           109,847           428,692            1,394,996
Corporate assets including investments                                                                              348,591
                                                                                                             ---------------
Total assets                                                                                                      1,743,587
----------------------------------------------------------------------------------------------------------------------------
Capital asset depreciation and amortization                 84,264            19,276            47,978              151,518
----------------------------------------------------------------------------------------------------------------------------
Capital expenditures                                        61,677            10,651            32,253              104,581
----------------------------------------------------------------------------------------------------------------------------

C)   NARRATIVE DESCRIPTION OF BUSINESS

FORMS AND LABELS

OVERVIEW

Our Forms and Labels segment composes, manufactures, warehouses and delivers a wide range of printed and electronic communications and print related services, including print fulfillment, print-on-demand, warehousing, kitting and fulfillment services. This segment is comprised of four businesses: Forms, Labels, Supplies and Print Fulfillment. This segment had $1,125.8 million or 55% of consolidated net sales in 2002 (2001 - 55%; 2000 - 55%). We seek to be a single-source supplier of a customized, "one-stop shopping" solution for our customers' print and digital communication needs through a multi-site, state-of-the-art print distribution and warehousing network. Our Forms and Labels segment has historically accounted for the largest proportion of our net sales.

We have sought to improve our margins in this segment by offering a range of value-added services, which include warehousing and distribution capabilities, print management services and fulfillment and kitting services, in which we assemble various print and non-print items in a customized package for delivery to our customer or directly to consumers. The importance of fulfillment and distribution capabilities in the U.S. market has increased significantly in recent years, as customers have sought printing services companies, such as Moore, that have broad geographical coverage and sufficient manufacturing capacity to satisfy customers' requirements on short notice.

PRODUCTS AND SERVICES

Many of the products and services that we offer in this segment have evolved to reflect the efficiency of the internet as a means of business-to-business communication. For example, we provide our customers with print-enabling solutions, including e-procurement, inventory management, personalized printing (such as business cards and stationery products), variable imaging and integrated print fulfillment services. Our proprietary digital content management system allows us to manage our customers' electronic data in a fully integrated and secure digital repository. We have coupled our ability to manage our customers' data with a capability to customize the "front-end" applications viewed by consumers to provide a readily accessible platform for automated document production. Using this approach, we are able to deliver to our customers a high quality product at a low cost.

FORMS

We are recognized as a leading manufacturer of forms and forms-related products. The forms business produces pressure seal forms, tax forms, custom continuous forms, Speediset(R) multi-part forms, and dual purpose bond and custom printed laser cut sheets. In 2002, forms in the United States, Canada, Mexico and Latin America comprised approximately 46% of total net sales for this segment.

LABELS

We are a leading provider of thermal and cut sheet labels. Cut sheet labels are a combination of a liner, glue and paper and are die cut in a variety of ways. Cut sheet labels are fed through a laser printer and come in two types -- paper and film. Our thermal label business is focused on servicing the inventory tracking, shipping/receiving and other bar code industries. In 2002, labels comprised approximately 16% of total net sales for this segment.

SUPPLIES

We also offer our customer base such products as business cards, envelopes, stationery, and computer paper. In 2002, supplies comprised approximately 17% of total net sales for this segment.

PRINT FULFILLMENT

Our print fulfillment services business offers a value added business solution that incorporates technology, re-engineering, and outsourcing to address key supply chain issues and emerging business trends. One component of this business is the storage and distribution of products, such as documents, brochures, binders, CDs and related items. We assemble these items into a single custom kit which is then shipped to a customer or stored for future distribution. Examples of kit packaging include health maintenance organization or financial enrollment kits, new employee kits, training courses and sales kits. We also produce digital documents that may be printed "on demand" by the customer at the times and in the quantities that it deems appropriate from time to time. In 2002, print fulfilment comprised approximately 21% of total net sales for this segment.

CUSTOMERS

Our customer base in this segment is highly diversified. No customer accounted for more than 5% of our net sales in this segment for 2002. Approximately 625 salespersons service this segment, with a view to cross-selling our full array of products and services. While we continue to focus our sales efforts on key "Fortune 500" companies, we believe that middle market companies are an underserved market. We have increased our sales efforts to this market, where we believe we can achieve significant increases in net sales.

Contracts in this segment tend to be longer-term, generally of three to five years in duration. Most of these contracts have fixed pricing schedules subject to adjustment based on an index published in Pulp and Paper Weekly, an independent publication serving the printing industry, and the consumer price index in the case of contracts solely for production of forms; specified sub-indices of the producer price index (in the U.S. and Canada) in the case of contracts for label production; or the consumer price index (in the U.S. and Canada) in the case of print fulfillment contracts and print management services. Our contracts typically do not provide for volume discounts and are generally subject to minimum order quantities. The typical sales cycle is approximately 30 days in the case of orders for forms or labels, and four to six months, in the case of print fulfillment and print management contracts. Most of our contracts in this segment are terminable at will by us or our customer upon specified notice.

FACILITIES

We own 16 material locations (i.e., more than 35,000 square feet in size) that are used in our Forms and Labels segment in the United States, eight in Canada, four in Brazil, and one in each of Mexico, Venezuela, El Salvador and Costa Rica. We also lease nine material locations in the United States and three in Canada. Most of these locations include both production and warehousing facilities.

OUTSOURCING

OVERVIEW

Our Outsourcing segment includes principally the operations of Moore Business Communications Services, which we call "BCS", which provides high quality, customized variably-imaged customer communications, primarily for financial services, telecommunications, insurance and healthcare companies in North America. BCS had $316.1 million of net sales or 16% of consolidated net sales in 2002 (2001 - 16%; 2000 - 13%). We believe that outsourcing will represent an increasing proportion of our consolidated net sales, as customers seek cost efficiencies through the elimination of in-house printing facilities.

PRODUCTS AND SERVICES

Our product and service offering in this segment permits our customers the ability to reach consumers using multiple communication methods, including print, mail, e-mail, fax, CD-ROM and internet-based and other wireless solutions. Examples of our products and services include daily securities transaction confirmations, periodic account statements, checks, consumer invoices, insurance policies, stored value cards such as prepaid telephone and gift cards, enrollment kits for financial services, insurance and health care companies, periodic mailings of privacy and similar notices and periodic tax reporting statements. In some cases, we acquire customer equipment and/or facilities in connection with a new customer contract.

CUSTOMERS

As in the case of our other operating segments, our Outsourcing customers are highly diversified, with no customer accounting for more than 5% of our net sales in this segment for 2002 other than Verizon Communications, which accounted for approximately 8% of net sales in 2002. Outsourcing relationships involve a high degree of coordination with our customers, and this segment is supported by industry-focused project managers, programmers, customer service and sales professionals who manage customer projects from inception to completion. Through this "total management" approach, we seek to provide our customers with significant flexibility, enabling them to modify their requirements as rapidly as consumer preferences or market demands may dictate.

Customer contracts in this segment are typically longer-term, generally of three to five years in duration. These contracts generally have one-year automatic renewal provisions and permit termination for cause, subject to an obligation to provide the customer with transition support services. Most of these contracts contain fixed pricing schedules subject to adjustment based on the U.S. producer price index and the Statistics Canada Industrial Product Price, Pulp and Paper Index, and the volume of products and services purchased. Because our services in this segment are highly tailored to customer requirements, the sales cycle tends to be significant, generally ranging up to nine months. Our salesforce of approximately 60 people is engaged both in marketing our services, as well as providing ongoing relationship management and coordination with our print professionals.

FACILITIES

BCS has four material production facilities in the United States and three in Canada. These facilities are strategically located to provide geographic production and distribution access for our customers. Of these facilities, three facilities in the United States and one in Canada are owned and one facility in the United States and two in Canada are leased.

COMMERCIAL

OVERVIEW

Our Commercial segment serves the printing, direct marketing, delivery and warehouse management requirements of a highly diversified, international customer base. This segment had $596.1 million of net sales or 29% of consolidated net sales in 2002 (2001 - 29%; 2000 - 32%). We plan to expand our Commercial segment through internal growth as well as through acquisitions, such as our January 2002 acquisition of The Nielsen Company. This acquisition has permitted us to expand our product line to include high quality, multi-color annual reports and a wide variety of marketing materials. Nielsen's commercial print capabilities have also enabled us to attract customers who want a single source for all their printing needs.

PRODUCTS AND SERVICES

Our product and service offering in this segment typically involves highly customized, variably-imaged print communications. Examples of these print products include glossy annual reports, corporate image and product brochures, catalogs, marketing inserts, as well as pharmaceutical inserts and other marketing, retail point-of-sale and promotional materials and technical publications.

Our Commercial segment includes Moore Response Marketing Services, which we call "RMS". RMS's business involves highly customized direct mail communications as a significant component. We believe that direct mail marketing services will constitute an increasing proportion of the marketing expenditures of our customers as they seek to maximize the impact of their marketing efforts. Using proprietary imaging technology and data provided by our customers, RMS is able to create personalized direct mail offers designed to achieve a higher response rate from targeted consumer segments. These offers may take the form, for example, of product advertisements printed directly on a consumer's invoice that reflect that consumer's historical purchasing profile. We assist our customers in designing these communications. We are able to produce more than a billion pieces of secure, personalized direct mail communications annually.

Through our Publications and Directory group, we also provide print products and digital services for customers that produce data-intensive publications such as business-to-business catalogs, parts and price lists, telephone directories and professional, reference and trade books.

CUSTOMERS

Our customer base in this segment is highly diversified. No customer accounted for more than 5% of our net sales in this segment for 2002. Due to the project-oriented nature of this business, our customer base may vary significantly from year to year and depend on the number, size and complexity of a customer's projects in a given period, as well as their overall printing and marketing budgets. Our customer relationships tend to be highly service-oriented, with a focus on the production and timely delivery of a high quality product. Because these services require a high degree of interaction with our customers, our salesforce of approximately 200 people is active not only in soliciting business, but, along with approximately 125 sales support employees, also in coordinating ongoing execution of each customer order.

Customer contracts in this segment are typically entered into on a project-by-project basis, although we are seeking to enter into master contracts with customers that regularly engage our services. These master contracts typically prescribe all of the terms, including price that will govern any particular printing project, without any volume commitments.

FACILITIES

We own three material locations that are used by our Commercial segment in the United States and one in Belgium. We also lease three material locations in the United States and one in France. All of these locations include both production and warehousing facilities.

COMPETITION

We compete on the basis of product quality, service and price, the range of products offered, distribution capabilities, customer relationships and customer service.

The environment in each operating segment in which we operate is highly competitive, both in terms of product category and geographic region, as customers focus on cost reduction, vendor reduction and improved total cost of ownership for print communications programs. Consolidation in other industries has also led to increased purchasing power among our customers, which has increased downward pricing pressure in the industry. We encounter competition from both larger and smaller companies that offer the same or similar products and services. Some of our competitors are larger than we are and have greater financial and technical resources. In some areas, due primarily to factors including freight rates and customer preferences for local providers, regional printers may have a competitive advantage. While we have a large number of competitors in each operating segment, the markets in which each of our operating segments operates are highly fragmented and the majority of our competitors compete with us in only one business segment.

RAW MATERIALS

The primary raw materials required in our operations are paper and ink. The price of paper and ink represents a significant portion of our cost of sales. Increases in price or a lack of availability of these raw materials could have a material adverse effect on our consolidated financial position and results of operations.

While we generally pass on increases and decreases in the cost of paper and ink to our customers, these adjustments take place only at certain times during the year and are subject to certain limitations. We have reduced the number of paper and ink vendors in order to leverage our purchasing power and have negotiated long-term supply contracts that we believe provide favorable price, terms, quality and service.

We have not experienced any difficulties in obtaining supplies of any raw material in any recent period and we believe that our long-term supply contracts for paper and strong relationships with our paper vendors will enable us to receive adequate supplies in the event of tight markets; however, there can be no assurance that we will not be adversely affected by a tight paper market.

INTELLECTUAL PROPERTY

Moore is the holder of a significant number of patents in the United States and throughout the world as well as a large number of patent applications in process for its four key technologies. In the Forms and Labels segment, we believe that our pressure seal-related patents, linerless label-related patents and its radio frequency identification-related patents are material to the segment. We also believe that our Midax variable imaging-related patents are material to our Outsourcing segment as well as to the direct mail business of the Commercial segment. The duration of these patents range from between 17 and 20 years. Other than as set forth below, there are no material patents that will expire within the next five years.

We are the exclusive licensee of U.S. patent No. 4,918,128 relating to TN-124 and TN124F pressure seal cohesive, which is material to our pressure seal business. This patent expires in 2008. We developed and in 2002 received a patent for a new and improved formulation of pressure seal cohesive that we believe will offset any adverse impact that may result from the expiration of the `128 patent.

Moore also has a large number of trademarks in the United States and throughout the world. The "Moore(R)" and Moore Logo(R) trademarks are material to each of our operating segments. There are not any other trademarks that are material to any of the operating segments.

BACKLOG

At December 31, 2002, the backlog of firm customer orders to be handled in the next 120 days was approximately $100 million. The backlog was approximately $103 million at December 31, 2001.

EMPLOYEES

At December 31, 2002, Moore employed approximately 11,800 employees. Of these, approximately 1,200 are covered by collective bargaining agreements with eleven unions (four in Canada, one in Mexico, one in Venezuela, one in Barbados and four in Brazil). These agreements expire in 2003, 2004 and 2005. There have been no significant interruptions or curtailments of our operations in recent years due to labor disputes.

ENVIRONMENTAL REGULATIONS

Moore is subject to laws and regulations relating to the protection of the environment. We provide for expenses associated with the environmental remediation obligations when such amounts are probable and can be reasonably estimated. Such accruals are adjusted as new information develops or circumstances change and are not discounted. While it is not possible to quantify with certainty the potential impact of actions regarding environmental matters, particularly remediation and other compliance efforts that our subsidiaries may undertake in the future, in the opinion of management, compliance with present environmental protection laws, before taking into account estimated recoveries from third parties, will not have a material adverse effect upon our consolidated results of operations or financial condition. See also, "Legal Proceedings" below.

D.) FINANCIAL INFORMATION ABOUT GEOGRAPHIC AREAS

Years ended December 31,
Expressed in thousands of U.S. Dollars


                                                                  UNITED
                                                 CANADA           STATES           INTERNATIONAL           CONSOLIDATED
----------------------------------------------------------------------------------------------------------------------------
2002
Sale to customers outside the enterprise        $208,192        $ 1,607,418          $ 222,429              $ 2,038,039
Capital assets, goodwill and intangibles          51,491            369,544             36,583                  457,618

2001
Sale to customers outside the enterprise        $199,628        $ 1,689,954          $ 264,992              $ 2,154,574
Capital assets, goodwill and intangibles          39,091            356,675             43,931                  439,697

2000
Sale to customers outside the enterprise        $222,311        $ 1,685,680          $ 350,427              $ 2,258,418
Capital assets, goodwill and intangibles          49,736            540,649             77,243                  667,628

ITEM 2. PROPERTIES

As of December 31, 2002, Moore owned or leased facilities for manufacturing, distribution and sales offices in 46 states and 13 foreign countries. Moore believes that its facilities are suitable and adequate for its business. Moore continually evaluates its facilities to ensure they are consistent with its needs and business strategy.

A summary of material locations (over 35,000 square feet) that are owned by Moore and its subsidiaries is set forth below:

FORMS AND LABELS

Angola, Indiana; Brea, California; Carol Stream, Illinois; Elkridge, Maryland; Grand Island, New York; Greenwood, South Carolina; Iowa City, Iowa; Jerome, Idaho; Lewisburg, Pennsylvania; Manchester, New Hampshire; Monroe, Wisconsin; Nacogdoches, Texas; Niagara Falls, New York; Portland, Oregon; Quakertown, Pennsylvania; Temecula, California; Visalia, California; Fergus, Ontario; Oshawa, Ontario; Trenton, Ontario; Cowansville, Quebec; Winnipeg, Manitoba; Recife (Abreu Lima), Brazil; Blumenau, Brazil; Santa Rita, Brazil; Gravatai, Brazil; Osasco, Brazil; Tlalnepantia, Mexico; Mexico City, Mexico; Maracay, Venezuela; San Salvador, El Salvador; and Heredia, Costa Rica.

OUTSOURCING

Logan, Utah; Mundelein, Illinois; and Thurmont, Maryland.

COMMERCIAL

Albany, New York; DePere, Wisconsin; Green Bay, Wisconsin; and Erembodegem, Belgium.

A summary of material locations (over 35,000 square feet) that are leased by Moore and its subsidiaries are set forth below:

FORMS AND LABELS

Austell, Georgia; Bridgewater, Massachusetts; Cranbury, New Jersey; Edmonton, Alberta; Lenexa, Kansas; Lewisville, Texas; Manchester, New Hampshire; Mississauga, Ontario; Perrysburg, Ohio; and San Salvador, El Salvador; and Vancouver, British Columbia.

OUTSOURCING

Windsor, Connecticut; and Mississauga, Ontario; St. Laurent, Quebec.

COMMERCIAL

Cincinnati, Ohio; Columbia, Maryland; Durham, North Carolina; Florence, Kentucky; Green Bay, Wisconsin; San Diego, California; and Cosne, France.

In addition, the Corporation has three leased corporate office facilities in Stamford, Connecticut and Bannockburn and Libertyville, Illinois that are material facilities.

ITEM 3.  LEGAL PROCEEDINGS

In the normal course of business, Moore is involved in various lawsuits, claims and administrative proceedings. While the outcome of these matters is subject to future resolution, management's evaluation and analysis of such matters indicates that, individually and in the aggregate, the probable ultimate resolution of such matters will not have a material effect on Moore's consolidated financial condition and results of operations.

The Corporation has been identified as a Potentially Responsible Party ("PRP") at the Dover, New Hampshire Municipal Landfill, a United States Environmental Protection Agency Superfund Site. The Corporation has been participating with a group of approximately 26 other PRP'S to fund the study of and implement remedial activities at the site. Remediation at the site has been on-going and is anticipated to continue for at least several years. The total cost of the remedial activity was estimated to be approximately $26 million. The Corporation's share is not expected to exceed $1.5 million. We believe our reserves are sufficient based on the present facts and recent tests performed at this site. We will continue to monitor this exposure.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of the shareholders of the Corporation during the fourth quarter of 2002.

EXECUTIVE OFFICERS OF THE REGISTRANT

Mark A. Angelson                   51         Chief Executive Officer of the Corporation since January 2003; Lead Independent
                                              Director of the Corporation from April 2002 until December 2002; Non-Executive
                                              Chairman of the Board from November 2001 until April 2002. From December 1999 through January 2002, Mr. Angelson served as the Deputy Chairman of Chancery
                                              Lane Capital LLC (a private equity investment firm); and from March 1996 until
                                              March 2001, Mr. Angelson served in various executive capacities at Big Flower
                                              Holdings Inc., including as Deputy Chairman.

Dean E. Cherry                     42         President, Commercial and Subsidiary Operations since October 2001 and Executive
                                              Vice President, International and Subsidiary operations from January 2001 to
                                              October 2001; from August 1998 to January 2001, Mr. Cherry served as an industry consultant, private investor and director for several industry related companies; from June 1997 to August 1998, Mr. Cherry was the Executive Vice
                                              President, Investor Relations and Corporate Communications of World Color Press,
                                              Inc.; and from January 1995 to June 1997, Mr. Cherry was the Executive Vice
                                              President Operations of World Color Press, Inc.

Mark S. Hiltwein                   39         Executive Vice President and Chief Financial Officer since February 2002 and
                                              Senior Vice President and Controller from December 2000 to February 2002; from
                                              July 2000 to November 2000, Mr. Hiltwein was Senior Vice President, Controller
                                              of Walter Industries, Inc.; from November 1997 to July 2000, Mr. Hiltwein was the Chief Financial Officer of L.P. Thebault; and prior to November 1997, Mr.
                                              Hiltwein was the Director, Finance of L.P. Thebault.

Thomas W. Oliva                    45         President and Chief Operating Officer since January 2003; President, Forms and
                                              Labels from January 2001 until December 2002. From 1999 to December 2000, Mr.
                                              Oliva was the President of Gravure Catalog and Magazine Group of Quebecor World;
                                              from 1998 to 1999, Mr. Oliva served as the Co-President of the Catalog and
                                              Magazine Group at World Color Press and was President of World Color's National
                                              Sales Group from 1997 to 1998.

Thomas J. Quinlan, III             40         Executive Vice President - Office of the Chief Executive since January 2003;
                                              Executive Vice President, Treasurer and Corporate Operations from July 2002 until December 2002; Executive Vice President and Treasurer from December 2000 until July 2002; from April 2000 to September 2000, Mr. Quinlan was Executive
                                              Vice President, Treasurer of Walter Industries, Inc.; from July 1998 to November
                                              l999, Mr. Quinlan was the Senior Vice President, Treasurer of World Color Press,
                                              Inc.; from July 1997 to July 1998, Mr. Quinlan was the Vice President, Treasurer
                                              of World Color Press, Inc.; and from February 1994 to July 1997, he was the
                                              Assistant Treasurer of World Color Press. Inc.

                                    PART II.

ITEM 5.  MARKET FOR REGISTRANT'S COMMON SHARES AND RELATED SHAREHOLDER MATTERS

There were 3,818 shareholders of record at December 31, 2002.

The following table sets forth the high and low prices of the common shares of the Corporation on The Toronto Stock Exchange and the New York Stock Exchange.


                                  The Toronto Stock Exchange (C$)      New York Stock Exchange (US$)
                                       Source: www.tse.com                  Source: Bloomberg
                                      HIGH              LOW              HIGH               LOW
----------------------------------------------------------------------------------------------------
2002
4th quarter                           18.25            12.05             11.72              7.85
3rd quarter                           19.18            13.65             12.34              8.70
2nd quarter                           22.15            16.50             14.45             10.87
1st quarter                           21.18            14.51             13.38              9.18

2001
4th quarter                           15.30            10.88              9.50              6.90
3rd quarter                           12.95             8.00              8.30              5.25
2nd quarter                            9.25             5.67              5.95              3.67
1st quarter                            7.70             4.55              5.19              3.06
----------------------------------------------------------------------------------------------------

RECENT SALES OF UNREGISTERED SECURITIES

Not applicable.

DIVIDENDS

In 2000, Moore paid a dividend of $0.05 per common share each quarter. In the first quarter of 2001, Moore paid a dividend of $0.05 per common share. On April 25, 2001, the Board of Directors decided to suspend future dividends. Moore does not anticipate declaring and paying cash dividends on the common shares at any time in the foreseeable future.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The following table provides information as of December 31, 2002, regarding compensation plans (including individual compensation arrangements) under which equity securities of Moore are authorized for issuance.

                                          EQUITY COMPENSATION PLAN INFORMATION
              -----------------------------------------------------------------------------------------------
                                                                               NUMBER OF SECURITIES
                                                                               REMAINING AVAILABLE FOR
                 NUMBER OF SECURITIES TO                                       FUTURE ISSUANCE UNDER
                 BE ISSUED UPON EXERCISE        WEIGHTED-AVERAGE EXERCISE      EQUITY COMPENSATION
                 OF OUTSTANDING OPTIONS,        PRICE OF OUTSTANDING OPTIONS,  PLANS (EXCLUDING SECURITIES
                 WARRANTS AND RIGHTS            WARRANTS AND RIGHTS (C$)       REFLECTED IN COLUMN (a))

PLAN CATEGORY             (a)                            (b)                             (c)

-------------------------------------------------------------------------------------------------------------
Equity Compensation
Plans Approved by
Security Holders           5,778,918                     14.14                            582,992

-------------------------------------------------------------------------------------------------------------

Equity Compensation
Plans Not Approved         233,705                       14.62                             --(1)
By Security Holders

-------------------------------------------------------------------------------------------------------------

Total                      6,012,623                     14.16                            582,992(1)

-------------------------------------------------------------------------------------------------------------

(1) The Share Plan for Non-Employee Directors does not contain a limitation on the number of securities issued under the plan.

See Note 12 to the Consolidated Financial Statements for information regarding the material features of the above plans.

CANADIAN CAPITAL IMPORT - EXPORT AND WITHHOLDING TAX REGULATIONS

There are no charter or contractual provisions expressly limiting either the amount of cash dividends which the Corporation may declare and pay on its common shares or the right of non-residents of Canada, as such, to hold or vote any of the common shares of the Corporation. There are, however, certain restraints on the holding of the Corporation's voting equity securities. The Investment Canada Act (the "Act") limits the number of common shares of the Corporation which may be acquired by a non-Canadian without approval under the Act. The effect of the Act is to prohibit the acquisition of control by a non-Canadian of certain Canadian businesses, such as the Corporation, unless such acquisition is found by the responsible Minister of the Government of Canada to be of net benefit to Canada.

Canadian federal tax legislation, in conjunction with applicable tax treaties, generally requires a 15 percent withholding from dividends paid to the Corporation's shareholders resident in the United States, the United Kingdom and most western European countries. Similarly, depending upon applicable tax treaties, dividends paid to other non-residents of Canada are subject to a withholding tax at a maximum rate of 25 percent. Stock dividends paid to non-residents of Canada will be subject to withholding tax at the same rate as cash dividends. The amount of a stock dividend (for tax purposes) would generally be equal to the amount by which the stated capital of the Corporation has increased by reason of the payment of such dividend. The Corporation will furnish additional tax information to shareholders in the event of such dividend. Interest payable on the Corporation's debt securities held by non-Canadian residents may also be subject to Canadian withholding tax, depending upon the terms and provisions of such securities and any applicable tax treaties. Under regulations presently in effect in the United States, the Corporation is generally not subject to United States backup withholding rules, which would require withholding at a rate of 31 percent on dividends and interest paid to certain United States persons who have not provided the Corporation with a taxpayer identification number.

ITEM 6.  SELECTED FINANCIAL DATA

The following information summarizes certain selected consolidated financial data that should be read in conjunction with "Management's Discussion and Analysis of Financial Results of Operations and Financial Condition" and our consolidated financial statements and related notes included elsewhere herein. Differences between Canadian and U.S. generally accepted accounting principles are disclosed in Note 25 to the Consolidated Financial Statements.

FIVE-YEAR SUMMARY
Years ended December 31,
Expressed in thousands of U.S. Dollars,
Except share and per share data

                                                 2002           2001               2000               1999              1998
-----------------------------------------------------------------------------------------------------------------------------------
INCOME STATISTICS
Net sales                                     $2,038,039  $ 2,154,574        $ 2,258,418        $2,425,116        $ 2,717,702
-----------------------------------------------------------------------------------------------------------------------------------
Income (loss) from operations                    102,523     (342,324)           (46,234)          141,681           (630,500)
-----------------------------------------------------------------------------------------------------------------------------------
Income tax expense (recovery)                      2,472      (32,192)           (17,377)           35,286            (94,330)
-----------------------------------------------------------------------------------------------------------------------------------
Net earnings (loss)                               73,258     (358,038)           (66,372)           92,599           (547,866)
Per common share - basic                      $     0.66  $     (4.21)       $     (0.75)       $     1.05        $     (6.19)
Per common share - diluted                    $     0.64  $     (4.21)       $     (0.75)       $     1.04        $     (6.19)
-----------------------------------------------------------------------------------------------------------------------------------
Dividends                                           --          4,423             17,594            17,692             34,057
Per common share                                    --            5.0(cent)         20.0(cent)        20.0(cent)         38.5(cent)
Earnings retained in (losses and dividends
  funded by) the business                     $   62,935  $  (380,155)       $   (83,966)       $   74,907        $   581,923
-----------------------------------------------------------------------------------------------------------------------------------
BALANCE SHEET AND OTHER STATISTICS
Current assets                                $  660,131  $   576,539        $   690,888        $  750,860        $   894,343
Current liabilities                              568,546      588,842            468,247           622,464            941,034
-----------------------------------------------------------------------------------------------------------------------------------
Working capital                                   91,585      (12,303)           222,641           128,396            (46,691)
-----------------------------------------------------------------------------------------------------------------------------------
Property, plant and equipment - net              255,722      307,640            409,099           458,808            466,198
-----------------------------------------------------------------------------------------------------------------------------------
Long-term debt                                   187,463      111,062            272,465           201,686              4,841
-----------------------------------------------------------------------------------------------------------------------------------
Shareholders' equity                             382,496      321,250            624,685           672,674            610,145
-----------------------------------------------------------------------------------------------------------------------------------
Total assets                                  $1,439,759  $ 1,336,986        $ 1,743,587        $1,630,293        $ 1,726,135
===================================================================================================================================
Average shares outstanding (in thousands)        111,556       88,648             88,457            88,457             88,456
Number of shareholders of record at year-end       3,818        4,194              4,455             5,074              5,506
Number of employees (rounded)                     11,800       12,300             16,200            15,800             17,100
-----------------------------------------------------------------------------------------------------------------------------------

On January 1, 2002, the Corporation adopted the recommendations of CICA Handbook
Section 3062, Goodwill and Other Intangible Assets. Under this standard goodwill from acquisitions, subsequent to July 1, 2001 is not amortized but is subject to an annual impairment test. Effective January 1, 2002, all goodwill ceased to be amortized and is subject to an annual impairment test. Previously, goodwill from acquisitions prior to July 1, 2001, was amortized on a straight-line basis over its useful life, not to exceed 40 years, or was written down when a permanent impairment in value occurred.

The table below provides a reconciliation of the reported net loss for 2001 and 2000, to the pro forma net loss, which excludes previously recorded goodwill amortization, on goodwill outstanding at December 31, 2001 and 2000:

                                                                      2001                          2000
                                                          ----------------------------   ---------------------------
                                                                       Loss per share                Loss per share
                                                                      ----------------              ----------------
                                                            Loss       Basic   Diluted    Loss       Basic   Diluted
                                                          ----------  ----------------   ---------  ----------------
Net loss available to common shareholders (as reported)   $(373,383)  $(4.21)  $(4.21)   $(66,372)  $(0.75)  $(0.75)
Add back:  Goodwill amortization - net of tax                 2,265     0.03     0.03       6,628     0.07     0.07
-------------------------------------------------------   ----------  ----------------   ---------  ----------------
Pro forma net loss                                        $(371,118)  $(4.18)  $(4.18)   $(59,744)  $(0.68)  $(0.68)
=======================================================   ==========  ================   =========  ================

SELECTED FINANCIAL DATA REQUIRED AND ADJUSTED FOR U.S. GAAP
Years ended December 31,
Expressed in thousands of U.S. Dollars,
Except per share data

                                                                 2002          2001          2000
----------------------------------------------------------------------------------------------------
 INCOME STATISTICS
 Income (loss) from operations                                $ 127,667    $ (166,337)    $ (14,068)
 Income tax expense (recovery)                                    9,198        49,822        (3,649)
 Net earnings (loss)                                             83,778      (269,964)      (45,304)
 Per common share - basic                                          0.75         (3.05)        (0.51)
 Per common share - diluted                                        0.74         (3.05)        (0.51)
----------------------------------------------------------------------------------------------------
 BALANCE SHEET STATISTICS
 Current assets                                               $ 656,947     $ 576,539
 Current liabilities                                            565,620       587,541
--------------------------------------------------------------------------------------
 Working capital                                                 91,327       (11,002)
--------------------------------------------------------------------------------------
 Shareholders' equity                                           250,867       167,666
--------------------------------------------------------------------------------------
 Total assets                                                 1,337,470     1,291,719
--------------------------------------------------------------------------------------

QUARTERLY FINANCIAL INFORMATION (UNAUDITED)
Expressed in thousands of U.S. Dollars,
Except per share data

                                                                                          2002
----------------------------------------------------------------------------------------------------------------------------
                                                             Fourth Quarter   Third Quarter   Second Quarter   First Quarter
----------------------------------------------------------------------------------------------------------------------------
 Net sales                                                    $ 521,980        $ 486,767        $ 499,791         $ 529,501
 Cost of sales                                                  353,335          333,900          341,764           361,008
 Income from operations                                          29,431           28,581           22,651            21,860
----------------------------------------------------------------------------------------------------------------------------
 Net earnings                                                    28,021           17,498           15,246            12,493
 Per common share - basic                                       $  0.25          $  0.16          $  0.14           $  0.11
 Per common share - diluted                                     $  0.24          $  0.15          $  0.13           $  0.11
----------------------------------------------------------------------------------------------------------------------------
 Net earnings based on U.S. GAAP (Note 25)                       28,256           22,247           18,434            14,841
 Per common share - basic                                       $  0.25          $  0.20          $  0.17           $  0.13
 Per common share - diluted                                     $  0.25          $  0.20          $  0.16           $  0.13
----------------------------------------------------------------------------------------------------------------------------

                                                                                          2001
----------------------------------------------------------------------------------------------------------------------------
                                                             Fourth Quarter   Third Quarter   Second Quarter   First Quarter
----------------------------------------------------------------------------------------------------------------------------
 Net sales                                                    $ 537,249        $ 510,603        $ 532,526         $ 574,196
 Cost of sales                                                  373,008          349,864          368,757           460,932
 Loss from operations                                           (59,716)          (1,773)         (51,521)         (229,314)
----------------------------------------------------------------------------------------------------------------------------
 Net loss                                                       (84,041)         (12,171)         (60,366)         (201,460)
 Per common share - basic                                      $  (1.11)        $  (0.14)        $  (0.68)         $  (2.28)
 Per common share - diluted                                    $  (1.11)        $  (0.14)        $  (0.68)         $  (2.28)
----------------------------------------------------------------------------------------------------------------------------
 Net loss based on U.S. GAAP (Note 25)                         (116,781)          (8,335)         (53,211)          (91,637)
 Per common share - basic                                      $  (1.32)        $  (0.09)        $  (0.60)         $  (1.04)
 Per common share - diluted                                    $  (1.32)        $  (0.09)        $  (0.60)         $  (1.04)
----------------------------------------------------------------------------------------------------------------------------

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

This section provides a review of the financial performance of Moore Corporation Limited during the three years ended December 31, 2002. The analysis is based on the consolidated financial statements that are presented in Item 8, prepared in accordance with Canadian generally accepted accounting principles (GAAP). Differences between Canadian and U.S. GAAP are disclosed in Note 25 to the consolidated financial statements. Where appropriate, comparative figures have been reclassified to conform to the current presentation in the Corporation's consolidated financial statements.

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

The Forms and Labels segment provides a wide array of products and services, including the design and production of business forms, labels and related products, as well as electronic print management solutions. The Outsourcing segment provides fully integrated business-to-business and business-to-consumer solutions involving high quality variable image print and mail, electronic statement and database management services. The Commercial segment provides high quality multi-color personalized business communications and direct marketing services, including project, database and list management services. For the year ended December 31, 2002, approximately 55%, 16% and 29% of consolidated net sales were attributable to the Forms and Labels, Outsourcing and Commercial segments, respectively.

Like many other companies, net sales in 2001 and 2002 have been affected by the economic downturn in the United States. Historically, net sales have not been materially affected by seasonal factors.

The Corporation's financial results for the periods discussed herein have been affected by changes in business strategy and restructuring actions. In early 2001, the management team initiated a business strategy to maximize margins and capitalize on the Corporation's core competencies. As a result, management realigned the operating segments, restructured the operations, disposed of non-core businesses, exited unprofitable accounts and product lines and acquired complementary businesses. These initiatives have resulted in improved performance during 2002, relative to last year.

Consistent with the strategy to focus on core printing operations, the Corporation disposed of various non-core businesses. In the first quarter of 2001, the Corporation sold Colleagues, its U.K.-based advertising agency and its investment in an on-line real estate listing company. In the fourth quarter of 2001, the Corporation disposed of Phoenix, its Detroit-based telemarketing customer relationship management business. In 2001 and during 2002, the Corporation also disposed of several of its interests in non-U.S. investments that were no longer strategic or where the Corporation lacked sufficient control to achieve its objectives. The Corporation has completed various acquisitions complementary to its core operations. In December 2001, the Corporation acquired Document Management Services, the print and mail business of IBM Canada Limited. In January 2002, the Corporation acquired The Nielsen Company, a commercial printer. The Corporation also purchased the remaining minority interests in its consolidated subsidiary, Quality Color Press, Inc. in May 2002 and certain of its subsidiaries in Central America in August 2002.

On January 16, 2003, the Corporation signed a definitive merger agreement with Wallace Computer Services, Inc. ("Wallace"), a leading provider of printed products and print management services, to acquire all of the outstanding share of Wallace in exchange for average consideration of $14.40 in cash and 1.05 shares of the Corporation for each outstanding share of Wallace. The purchase price is approximately $1.3 billion based on approximately 42 million Wallace shares outstanding, which includes the assumption of approximately $210 million in debt, but does not include any direct transaction costs. The estimated purchase price was derived using the closing trading price of the Corporation's common shares on the New York Stock Exchange ("NYSE") at January 16, 2003, which approximates the average closing price of Moore shares two trading days before and after January 17, 2003, the announcement date. Completion of the Wallace merger is subject to customary closing conditions that include, among others, receipt of required approval from Wallace shareholders, required regulatory approvals and closing of the required financing. The transaction, while expected to close in the first half of 2003, may not be completed if any of the closing conditions are not satisfied. Under certain terms specified in the merger agreement, the Corporation or Wallace may terminate the agreement, and as a result, either party may be required to pay a termination fee of up to $27.5 million to the other party. Upon consummation, the transaction will be recorded by allocating the cost of the assets acquired, including intangible assets and liabilities assumed based on their estimated fair values at the date of acquisition. The excess of the cost of the acquisition over the net of amounts assigned to the fair value of the assets acquired and the liabilities assumed will be recorded as goodwill. Unless otherwise indicated, the consolidated financial statements and related notes pertain to the Corporation as a stand-alone entity and do not reflect the impact of the pending business combination transaction with Wallace.

During 2001, the Corporation undertook restructuring actions, mainly related to workforce reductions and the exiting of facilities. The Corporation's results for the periods discussed hereafter are affected by those restructuring actions. In 2001 and 2002, the Corporation reduced headcount by approximately 4,000 employees. In 2001, the Corporation also recorded charges for the impairment of assets and goodwill associated with non-core businesses that the Corporation planned to sell. In the fourth quarter of 2002, the Corporation recorded a restructuring charge related to workforce reductions primarily due to a plant closure.

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

The following discussion includes information on a consolidated basis presented in accordance with Canadian GAAP. This discussion is supplemented by a discussion of segment operating income before deductions for restructuring and other charges. This supplemental discussion should be read in conjunction with the Corporation's reported consolidated financial statements presented in Item 8.

The Corporation's results during the period discussed have also been affected by industry-wide trends, mainly downward pricing pressure associated with the high degree of competition resulting in part from excess capacity in the industry and fragmentation in the printing market. While the Corporation believes that continued consolidation in the industry will result in greater pricing discipline within the industry and greater opportunities for cross-selling, other trends may have a countervailing effect. The eventual effect, for example, of electronic substitution on the printing industry cannot be predicted. The Corporation has not experienced any material adverse effect from electronic substitution. The Corporation continues to adapt its product line to the evolving demands of the digital products and services market. The effect these actions will have on the Corporation's results or financial condition cannot be predicted.

Consolidated results of operations for the years ended December 31, 2002, 2001, and 2000, are shown in the accompanying consolidated statements of operations.

CONSOLIDATED

2002 COMPARED TO 2001

Net sales were $2,038 million, representing a $116.6 million or a 5.4 % decrease from last year. The decrease primarily resulted from sales declines in the U.S. and Canadian Forms and Labels business principally related to the decision to exit certain non-core product lines and unprofitable customer contracts ($64.3 million); divestitures ($110.7 million); and the devaluation of certain foreign currencies ($30.2 million). The decrease was partially offset by sales from new acquisitions ($102.1 million).

Cost of sales decreased $162.6 million to $1,390 million or 68.2% of net sales compared to 72.1% in 2001. The decrease was primarily due to charges of $61.2 million for the partial settlement of the U.S. pension plan and $6.6 million non-cash write-offs of obsolete inventory included in cost of sales for 2001 and lower 2002 sales volumes. Excluding these charges, cost of sales would have been 68.9% of net sales in 2001. The Corporation has achieved and anticipate further cost reductions resulting from additional production efficiencies and reduction of vendor costs as a result of partnering with suppliers.

Selling, general and administrative expenses decreased $116 million to $459.6 million or 22.6% of net sales, compared to $575.6 million or 26.7% in 2001. Included in selling, general and administrative expenses for 2002 was $9.2 million related to an executive separation, versus 2001 which included charges of $35.4 million related to the partial settlement of the U.S. pension plan settlement and $10.4 million of other costs. Excluding these charges in 2002 and 2001, selling, general and administrative expenses would have been 22.1% and 24.6% of net sales, respectively. The remaining $79.4 million of selling, general and administrative expense reduction in 2002 compared to 2001 is attributable to the benefits achieved from the Corporation's 2001 restructuring activities and an overall focus on efficiencies and cost containment.

Depreciation and amortization expense was $86.7 million and $239.1 million in 2002 and 2001, respectively. The decrease of $152.4 million is primarily due to 2001 non-cash charges of $76.8 million related to goodwill written down to its net recoverable amount for assets held for disposition and $54.6 million for asset impairments, including plant closures and abandoned information technology projects. Commencing in 2002, in accordance with Canadian Institute of Chartered Accountants' (CICA) Handbook Section 3062, Goodwill and Other Intangible Assets, goodwill is no longer amortized (see Note 7 to Consolidated Financial Statements).

Income from operations was $102.5 million in 2002, compared to a loss from operations of $342.3 million in 2001. This improvement resulted from the restructuring and other charges that were included in 2001 results. Excluding these charges, income from operations increased $78.6 million for 2002 due to improved operating results across all business segments and the benefits achieved from the restructuring actions, as described below.

Other income (expense) increased $14.4 million from expense of $10.7 million in 2001 to income of $3.7 million in 2002, primarily because of gains on dispositions of fixed assets.

Interest expense decreased by $11.7 million to $12.1 million in 2002. This decrease is attributable to the redemption of $100 million of senior guaranteed notes and the conversion of the Corporation's $70.5 million subordinated convertible debentures, both of which occurred in December 2001. The remaining $100 million of senior guaranteed notes were redeemed in September 2002 and the Corporation incurred a $16.7 million debt settlement cost.

The effective income tax rate was 3.2% in 2002. The 2002 difference between the statutory rate and the effective rate relates to lower tax rates in non-U.S. jurisdictions offset by the inability to recognize the tax benefit from certain foreign operating losses, combined with a partial reduction in the deferred tax valuation allowance (which is based on estimates of future taxable income), the resolution of an income tax refund, partially offset by required tax reserves. In 2001, the effective income tax benefit resulted from the partial recognition of operating losses.

Net earnings in 2002 increased $431.3 million over the prior year to $73.3 million or $0.64 per diluted share, primarily as a result of cost savings generated by the 2001 restructuring activities and other charges included in 2001 as described below.

2001 COMPARED TO 2000

Net sales were $2,154.6 million, representing a decrease of $103.8 million, or 4.6% over 2000, primarily resulting from the divestitures of the Colleagues and Phoenix business units, the decision to exit certain unprofitable accounts, the devaluation of certain foreign currencies and weak demand in non-core businesses due to the challenging economic environment.

Cost of goods sold increased as a percent of sales for 2001 to 72.1% versus 70.8% in 2000. The increase was primarily attributable to competitive pricing pressures, $6.6 million of non-cash write-offs of obsolete inventory related to abandoned product lines and a $61.2 million charge related to the partial settlement of the U.S. pension plan associated with plant production employees.

Selling, general and administrative expenses decreased $3 million to $575.6 million, or 26.7% of net sales for 2001 versus 25.6% in 2000. Several one-time items significantly affected this category, primarily charges related to the partial settlement of the U.S. pension plan related to non-plant production employees of $35.4 million, and $10.4 million of other costs.

Depreciation and amortization increased by $87.6 million, or 57.8%, due to the write-down of goodwill of non-core businesses of $76.8 million, as well as $54.6 million for impairment of certain assets no longer in use. The Corporation recorded the charge of $76.8 million for permanent impairment of goodwill related to the divestiture of the Phoenix business and a non-core business held for disposition. These impairment charges were recorded based on management's decisions during 2001 to sell the businesses based on significant sales declines, customer turnover and the Corporation's decision to dispose of non-print related businesses. The charges were based on independent third party valuations.

Loss from operations increased $296.1 million to a loss of $342.3 million in 2001 as a result of the $374.6 million in restructuring and other charges. These charges were partially offset by improved operating results in the Forms and Labels and Outsourcing businesses, of $74.1 million.

Interest expense for the year ended December 31, 2001, increased $2.8 million or 13.3% over the same prior year period, primarily due to an increase in debt resulting from the issuance of $70.5 million subordinated convertible debentures in December 2000, partially offset by lower borrowings under the Corporation's bank credit facility.

Included in the loss before taxes and minority interest, is a charge of $11.6 million, which primarily represents accelerated amortization of the deferred issuance costs on the $70.5 million subordinated convertible debentures, which were converted during the fourth quarter of 2001.

The decrease in the 2001 effective tax recovery rate from 2000 was primarily attributable to the inability to currently recognize future income tax benefits on certain current operating losses and the write-down of goodwill relating to non-core businesses.

Net loss available to common shareholders for the year ended December 31, 2001, increased by $307 million to $373.3 million or $(4.21) per diluted share, primarily due to the Corporation's restructuring actions. Included in the loss available to common shareholders was approximately $15.3 million, which primarily represents the fair value at December 28, 2001, of the 1,650,000 shares given to the Class A limited partners of the partnership that owned the $70.5 million subordinated convertible debentures as inducement for early conversion.

RESTRUCTURING AND OTHER CHARGES

The following table summarizes restructuring and other charges recorded by the
Corporation:


Years ended December 31,
Expressed in millions of U.S. Dollars

---------------------------------------------------------------------
                                             2002     2001     2000
---------------------------------------------------------------------
Workforce reduction                          $ 4.4   $ 77.0       $ -
Lease terminations and other facility costs      -     65.5         -
Recovery of restructuring costs               (5.3)   (12.8)    (24.0)
Asset and goodwill impairment                    -    131.4      34.7
Pension settlement (curtailment) - net           -     96.6      (6.6)
Debt conversion and extinguishment            16.7     12.6         -
Inventory write-off                              -      6.6         -
Asset dispositions and investments - net         -      4.9      12.0
Accounts receivable write-off                    -      4.6         -
Other                                          9.2      4.8       4.8
---------------------------------------------------------------------
                                             $25.0   $ 391.2   $ 20.9
=====================================================================

For the year ended December 31, 2002, the Corporation recorded restructuring and other charges of $25 million (see Note 17 to Consolidated Financial Statements). These charges include a restructuring provision in the Forms and Labels segment of $4.4 million for workforce reductions (154 positions) primarily related to the closure of a plant; a charge of $16.7 million associated with the redemption of $100 million of its senior guaranteed notes and an executive separation of $9.2 million included in selling, general and administrative expenses. These charges were offset by the reversal of a portion of its 1998 ($3.6 million) and 2001 ($1.7 million) restructuring reserves as a result of favorable settlements in 2002 as compared to estimates and assumptions used by management at the time the charges were recorded.

For the year ended December 31, 2001, the Corporation recorded net restructuring and other charges of $391.2 million (see Note 17 to Consolidated Financial Statements). These charges include a restructuring provision of $142.5 million primarily related to workforce reductions and lease terminations; non-cash charges of $131.4 million that are included in depreciation and amortization related to the write-down of goodwill of non-core businesses and asset impairments; non-cash charges for inventory and accounts receivable, relating to exiting certain non-core businesses, of $11.2 million included in cost of sales and selling, general and administrative expenses loss on disposal of non-core assets that were included in investment and other income of $4.9 million; other charges of $12.6 million related to the early redemption of $100 million of senior guaranteed notes and the conversion of the $70.5 million subordinated convertible debentures; and other cash charges of $4.8 million, included in selling, general and administrative expenses partially offset by a $12.8 million reversal of restructuring reserves related to the 1998 restructuring program that are no longer required due to favorable settlements.

The Corporation also recorded a net charge of $96.6 million in 2001 associated with the partial settlement of the U.S. pension plan, which was curtailed as of December 31, 2000. In March 2001, the Corporation purchased approximately $600 million of annuity contracts settling approximately 70% of the outstanding obligation. The Corporation expects to settle the remainder of the plan upon anticipated regulatory approval and expects to incur an additional settlement loss.

Included in the 2001 restructuring charge was $48 million related to lease termination costs associated with the Corporation's obligation for its office facility in Bannockburn, Illinois. This charge was based upon management's estimates and assumptions at the time the charge was recorded. Actual results could vary based upon market conditions and the Corporation's ability to sublease the aforementioned property. Any potential recovery or additional charge may affect amounts reported in the consolidated financial statements of future periods.


For the year ended December 31, 2000, the Corporation recorded net other charges of $20.9 million, related to non-cash charges of $34.7 million for the write-down of a non-core asset held for disposal and the impairment of a component of the Enterprise Resource Planning Software System ("ERP"), both included in depreciation and amortization; loss on disposal of investment in JetForm Corporation of $8.5 million; the write-down of a permanently impaired investment of $3.5 million; and $4.8 million of other charges. These charges were offset by the reversal of a restructuring reserve of $24 million and a gain on the curtailment of the Corporation's U.S. pension plan of $6.6 million discussed above.

OPERATING RESULTS BY SEGMENT

The following table and management discussion summarizes the operating results of the Corporation's operating segments and corporate overhead expenses excluding the impact of restructuring and other charges previously discussed.

---------------------------------------------------------------------------------------------------
Years ended December 31,                       NET SALES               OPERATING INCOME (LOSS)
Expressed in millions of U.S.
Dollars                               2002         2001      2000        2002     2001        2000
---------------------------------------------------------------------------------------------------
Forms and Labels                    $1,125.8    $1,194.5    $1,246.1   $ 136.1   $ 110.2    $  50.4
Outsourcing                            316.1       339.5       296.8      61.4      54.3       40.0
Commercial                             596.1       620.6       715.5      49.1      30.7        6.4
Corporate                                  -           -           -    (135.7)   (162.9)    (134.1)
---------------------------------------------------------------------------------------------------
Total                               $2,038.0    $2,154.6    $2,258.4   $ 110.9   $  32.3    $ (37.3)
====================================================================================================

FORMS AND LABELS

2002 COMPARED TO 2001

Net sales in 2002 decreased $68.7 million or 5.8% to $1,125.8 million, primarily due to declines in the North American Forms and Labels business, as a result of the Corporation's decision in 2001 to exit non-core product lines and unprofitable customer contracts and volume declines due to lower transaction levels among major print management customers ($64.3 million) partially offset by sales to new customers ($19.6 million). In Latin America, sales declined by $25.7 million primarily as a result of the devaluation of various foreign currencies (principally, the Brazilian real and Venezuelan bolivar).

Operating income in 2001 increased by $25.9 million to $136.1 million in 2002, primarily due to the Corporation's decision to streamline its Forms and Labels operations. Major factors contributing to the operating income improvement included the continued benefit from the elimination of non-customer critical positions, the consolidation of the Canadian and U.S. management teams and administrative infrastructures, the realignment of incentive plans, and productivity improvements (waste reductions and higher throughput.)

2001 COMPARED TO 2000

Net sales in 2001 decreased $51.6 million, or 4.1% to $1,194.5 million, due to foreign currency devaluation of $28.5 million and lower volumes at the Canadian Forms and Labels business as a result of the Corporation's decision to exit certain unprofitable customer accounts. Net sales declined in North America by $28.9 million, or 2.7%, due to the decision to exit certain unprofitable accounts and lower volumes. In Latin America, sales declined by $22.7 million, or 12.6%, primarily due to the devaluation of the Brazilian real.

Operating income increased $59.8 million, or 118.7% to $110.2 million, primarily due to the Corporation's decision to streamline its Forms and Labels operations including the elimination of non-customer critical positions in support of the goal to significantly reduce costs. Cost of goods sold as a percent of sales remained constant despite volume decline, due to waste reduction programs, reduced headcount, the initial impact of purchasing synergies and exiting of certain lower margin customer contracts. Selling, general and administrative expenses in 2001 decreased $40.4 million or 14.7%, also as an immediate result of the 2001 cost containment initiatives.

OUTSOURCING

2002 COMPARED TO 2001

Net sales decreased $23.4 million from $339.5 million to $316.1 million in 2002 from the prior year. Growth achieved from new and existing customers in the financial, insurance, and telecommunications markets, combined with the acquisition of the Document Management Services business of IBM Canada Limited ($18.9 million), was more than offset by volume declines in the prepaid telephone card market ($24.5 million). Net sales growth was also offset by the impact of the decision to cease manufacturing the packaging for certain non-secured stored value cards.

Operating income in 2002 increased $7.1 million, or 13.1%, due to cost savings achieved through workforce reductions, cost containment and the acquisition discussed above.

2001 COMPARED TO 2000

Net sales increased $42.7 million, or 14.4% to $339.5 million, due to strong volume growth of 11.3% resulting from increased service offerings and the benefits achieved from a sharper focus on leveraging core capabilities with existing customers.

Operating income increased by $14.3 million, or 35.8% to $54.3 million, due to increased revenues, improved gross margins and cost savings achieved through workforce reductions. Selling, general and administrative expenses remained almost flat despite incremental costs associated with increased sales volume due to cost reduction initiatives implemented throughout the year.

COMMERCIAL

2002 COMPARED TO 2001

Net sales declined by $24.5 million or 3.9% to $596.1 million, due to the divestiture of the Phoenix business unit ($64.3 million), Colleagues and a European investment ($15.4 million), volume declines of $44.6 million in the directory publications, as well as the printer and peripherals businesses, offset by the acquisition of The Nielsen Company on January 31, 2002 ($83.2 million) and increased volumes in the domestic direct mail business ($16.6 million).

Operating income in 2002 increased $18.4 million to $49.1 million over the prior year. The increase was driven by strong volume growth in the domestic direct mail business ($5.6 million), cost reductions resulting from the 2001 restructuring activities, and the acquisition of The Nielsen Company ($9.5 million).

2001 COMPARED TO 2000

Net sales declined by $94.9 million, or 13.3% to $620.6 million, primarily due to a $55.6 million decline in revenues as a result of the divestiture of Colleagues, a $21.7 million revenue decline in non-core businesses and $8.8 million decline in revenues related to the disposition of Phoenix.

Commercial contributed $30.7 million to consolidated operating income in 2001, a 379.7% increase due to aggressive cost containment, which included a $33.8 million or 22.4% decrease in selling, general and administrative expenses.

CORPORATE

2002 COMPARED TO 2001

Corporate operating expenses declined by $27.2 million, or 16.7% to $135.7 million, due to overall cost controls and a focus on discretionary spending.


2001 COMPARED TO 2000

Corporate operating expenses increased by $28.8 million, or 21.5% to $162.9 million, primarily due to the reduction of pension income resulting from the pension settlement and additional retirement savings plan contributions, partially offset by a reduction in corporate overhead.

LIQUIDITY AND CAPITAL RESOURCES

In August 2002, the Corporation entered into a $400 million secured credit facility. The facility is comprised of a five-year $125 million Revolving Credit Facility, a five-year $75 million Delayed Draw Term Loan A Facility, and a six-year $200 million Term Loan B Facility, all of which are subject to a number of financial and restrictive covenants that, among other things, limit additional indebtedness and limit the ability of the Corporation to engage in certain transactions with affiliates, create liens on assets, engage in mergers and consolidations, or dispose of assets. The financial covenants calculated on a quarterly basis include, but are not limited to, tests of leverage and fixed charges coverage. The Delayed Draw Term Loan A Facility is to be used for acquisitions and related initial working capital requirements. The facility must be drawn within 18 months of the closing in a maximum of two drawings. Proceeds from the Term Loan B Facility were used in part to refinance the existing $168 million revolving credit facility that expired on August 5, 2002, and to fund working capital requirements as necessary. At December 31, 2002, there was $179.5 million outstanding under the Term Loan B Facility bearing interest at LIBOR (London Interbank Offer Rate) plus a 300 basis point spread. At December 31, 2002, three-month LIBOR was 1.38%.

The Corporation intends to enter into a new senior secured facility if it consummates the Wallace acquisition as described above. The Corporation has entered into a commitment letter, dated January 16, 2003, with certain financial institutions. In that letter, the financial institutions have agreed, subject to certain specified conditions discussed below, to enter into definitive agreements to provide the Corporation with an $850 million senior secured credit facility and a $400 million senior unsecured credit facility. In lieu of entering into definitive agreements for the $400 million senior unsecured credit facility, the Corporation may instead decide to sell $400 million in bonds, which may be guaranteed by certain assets of the Corporation. The proceeds of the financing will be used in part to pay the total cash consideration that will be paid in the merger, expenses related to the merger and to refinance certain existing debt of the Corporation, Wallace and their respective subsidiaries.

The obligation of the financial institutions to provide the financing is subject to certain customary closing and/or borrowing conditions, including the absence of material adverse changes and agreement as to final documentation.

In September 2002, the Corporation entered into interest rate swap agreements to hedge exposure to fluctuations in interest rates on the Term Loan B Facility as required by the Facility. These swap agreements exchange the variable interest rates (LIBOR) on this facility for fixed interest rates over the terms of the agreements. The resulting fixed interest rates will be the contracted swap rate plus the LIBOR basis spread on the Term Loan B Facility. At December 31, 2002, the notional amount of the swap agreements was $150 million comprised as follows: a $100 million 3.78% fixed rate agreement that expires in August 2006; and a $50 million 2.56% fixed rate agreement that expires in September 2004. The interest rate differential received or paid on these agreements is recognized as an adjustment to interest expense. These swap agreements are designated as cash flow hedges for U.S. GAAP. At December 31, 2002, the fair value of these swap agreements was a $5.1 million liability.

The Corporation also maintains uncommitted bank operating lines in the majority of the domestic markets in which it operates. These lines of credit are maintained to cover temporary cash shortfalls. Maximum allowable borrowings under these uncommitted facilities amounted to $40.2 million at December 31, 2002 ($1.4 million outstanding), and may be terminated at any time at the Corporation's option. Total availability under these facilities at December 31, 2002, was approximately $38.8 million. The Corporation has $19.9 million in outstanding letters of credit at December 31, 2002.

On September 4, 2002, the Corporation redeemed the remaining $100 million of senior guaranteed notes at a redemption price that includes a net prepayment charge of $16.7 million with proceeds from the Term Loan B Facility.

An additional source of liquidity at year-end was the Corporation's short-term investments in the amount of $125.6 million, which primarily consist of certificate and term deposits, treasury bills and bank notes. These investments are with financial institutions of sound credit rating and are highly liquid as the majority mature within one to seven days and are classified as "cash and cash equivalents".

At December 31, 2002 and 2001, the Corporation met its financial covenants. The Corporation believes it has sufficient liquidity to complete the remaining restructuring activities and effectively manage the operating needs of the businesses.

On December 28, 2001, the $70.5 million subordinated convertible debentures held by Chancery Lane/GSC Investors L.P. (the "Partnership") were converted into 21,692,311 common shares. The Corporation issued 1,650,000 additional common shares ("additional shares") as an inducement to the Partnership's Class A limited partners to convert prior to December 22, 2005, the date the Corporation could have redeemed the debentures. The right to receive the additional shares was assigned by the Partnership to its Class A limited partners. Under the terms of the partnership agreement, the Class A limited partners were entitled to all the interest paid on the subordinated convertible debentures. As part of the inducement agreement, the Corporation has agreed that if at December 31, 2003, the 20 day weighted average trading price of the common shares on the NYSE is less than $10.83, the Corporation must make a payment equal to the lesser of $9 million or the value of 6,000,000 of its common shares at such date. The $9 million payment may be reduced under certain circumstances. At the option of the Corporation, these payments may be made in common shares, subject to regulatory approval. To the extent that shares or cash is paid, it will be recorded as a charge to retained earnings. At December 31, 2002, on the Corporation's 20-day weighted average trading price was less than the $10.83 measurement price. The Corporation has no indication that the 20-day weighted average share price will continue to trade below the measurement price. Certain officers of the Corporation, including the Chairman and the Chief Executive Officer, and the former Chairman, President and Chief Executive Officer, were investors in the Partnership.

On February 7, 2002, the Corporation announced a program to repurchase up to $50 million of its common shares. The program allows for shares to be purchased on the NYSE from time to time depending upon market conditions, market price of the common shares and the assessment of the cash flow needs by the Corporation's management. As of December 31, 2002, the Corporation had repurchased 1,069,700 shares.

Net cash provided from operating activities was $158.4 million in 2002, compared to $137.1 million for the same period last year. The change was primarily due to improved profitability.

Net cash used by investing activities in 2002 was $92.5 million versus $21.9 million in 2001. The increased expenditures relate to the aforementioned acquisitions of businesses of $66 million.

Net cash provided from financing activities in 2002 was $27.1 million compared to net cash used of $93.1 million in 2001. The increase relates to long-term borrowings from the Term Loan B Facility, offset by the redemption of the remaining $100 million of senior guaranteed notes.

As of December 31, 2002, the aggregate amount of outstanding forward foreign currency contracts was $13.6 million. Unrealized gains and losses from these foreign currency contracts were not significant at December 31, 2002. The Corporation does not use derivative financial instruments for trading purposes.

The following table represents contractual obligations of the Corporation at December 31, 2002:

-----------------------------------------------------------------------------------------------------
                                                       PAYMENTS DUE BY PERIOD
                                                                       2-3          4-5    5 YEARS
Expressed in thousands of U.S. Dollars    TOTAL         1 YEAR        YEARS        YEARS  THEREAFTER
-----------------------------------------------------------------------------------------------------
Long-term debt                           $179,829     $    219      $   110     $ 84,500    $  95,000
Capital lease obligations                   9,769        2,280        4,430        1,263        1,796
Operating leases                          140,029       32,789       44,881       27,486       34,873
Workforce reductions                       14,319       12,978        1,341           --           --
Other cash obligations                      7,326        3,324        4,002           --           --
-----------------------------------------------------------------------------------------------------
Total Contractual Cash Obligations       $351,272     $ 51,590      $54,764     $113,249     $131,669
=====================================================================================================

Note: Above amounts exclude bank indebtedness of $18,158, which represents bank overdrafts.

COST INITIATIVES

The Corporation continuously evaluates ways to reduce its cost structure, and improve the productivity of its operations. Future cost reduction initiatives may include the reorganization of operations or the consolidation of manufacturing facilities. Implementing such initiatives may result in future charges, which may be substantial.

RECENTLY ISSUED ACCOUNTING STANDARDS

Effective January 1, 2002, the Corporation adopted various accounting standards as described in Note 2 to the consolidated financial statements, none of which had a material effect on the consolidated financial statements.

Pending standards and their estimated effect on the Corporation's consolidated financial statements are described in Note 26 to the Consolidated Financial Statements.

CRITICAL ACCOUNTING POLICIES

The Corporation's significant accounting policies are more fully described in
Note 1 to the consolidated financial statements. Certain accounting policies require the application of significant judgment by management in selecting the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. These judgments are based on historical experience, terms of existing contracts, observance of trends in the industry, information provided by customers and information available from other outside sources, as appropriate. Significant policies that the Corporation believes involves the application of significant judgment as described by management include:

REVENUE RECOGNITION

The Corporation typically recognizes revenue for the majority of its products upon shipment to the customer and the transfer of title. Under agreements with certain customers, custom forms may be stored by the Corporation for future delivery. In these situations, the Corporation receives a logistics and warehouse management fee for the services it provides. In these cases, delivery and billing schedules are outlined with the customer and product revenue is recognized when manufacturing is complete, title transfers to the customer, the order is invoiced and there is reasonable assurance as to collectability. Since the majority of products are customized, product returns are not significant; however, the Corporation accrues for the estimated amount of customer credits at the time of sale.

Revenue from services is recognized as services are performed. Long-term product contract revenue is recognized based on the completed contract method or percentage of completion method. The percentage of completion method is used only for product contracts that will take longer than three months to complete, and project stages are clearly defined and can be invoiced. The contract must also contain enforceable rights by both parties. Revenue related to short-term service contracts and contracts that do not meet the percentage of completion criteria is recognized when the contract is completed.

ACCOUNTS RECEIVABLE

The Corporation maintains an allowance for doubtful accounts, which is reviewed at least quarterly for estimated losses resulting from the inability of its customers to make required payments for product and services. Additional allowances may be necessary in the future if the ability of its customers to pay deteriorates.

PENSION AND POSTRETIREMENT PLANS

The Corporation records annual amounts relating to its pension and postretirement plans based on calculations specified by generally accepted accounting principles, which include various actuarial assumptions, including discount rates, assumed rates of return, compensation increases, turnover rates and health care cost trend rates. The Corporation reviews its actuarial assumptions on an annual basis and makes modifications to the assumptions based on current rates and trends when it is deemed appropriate to do so. The effect of modifications is generally recorded or amortized over future periods. The Corporation believes that the assumptions utilized in recording its obligations under its plans are reasonable based on its experience, market conditions and input from its actuaries.

The plan assumptions for both the United States and International qualified pension plans, which comprise approximately 75% of the projected benefit obligation at December 31, 2002, are based on current estimated market rates to settle the remaining portion of the plan as both plans have been terminated.

The health care cost trend rates used in valuing the Corporation postretirement benefit obligation are established based upon actual health care cost trends and consultation with our actuaries.

The following is the 2002 effect of a 1% increase in the assumed health care cost trend rates for each future year on (Expressed in thousands of U.S. Dollars):

     Accumulated postretirement benefit obligation                               $12,099
     Aggregate of the service and interest cost components of
       net postretirement benefit cost                                               910

The following is the effect of a 1% decrease in the assumed health care cost trend rates for each future year on:
     Accumulated postretirement benefit obligation                               $10,850
     Aggregate of the service and interest cost components of
       net postretirement benefit cost                                               842

In reaction to the significant increase in health care costs in recent years, the Corporation increased this assumption at the November 30, 2001 valuation date. The discount rate assumption is based upon published long-term bond indices at each measurement date. Changes in the discount rate do not have a significant effect on the postretirement benefit cost due to the maturity of the plan participants.

INCOME TAXES

The valuation allowance at December 31, 2002, relates to net operating losses generated in the United States, Canada, Latin America, and Europe(which have limited carry-forward periods), and future deductible expenses.

The Corporation has maintained a valuation allowance to reduce its deferred tax assets based on an evaluation of the amount of deferred tax assets that management believes are more likely than not to be ultimately realized in the foreseeable future. The valuation allowance was reduced in 2002 based on management's best estimate of the amount of deferred tax assets that will more likely than not be realized.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

MARKET RISK DISCLOSURE

The risks inherent in the Corporation's market risk sensitive instruments and positions is summarized as: the potential loss arising from adverse changes in interest rates, credit worthiness, foreign currency exchange rates and certain commodity prices. There have been no material changes in market risk from the prior year.

INTEREST RATES AND FOREIGN CURRENCY

The Corporation is exposed to interest rate risk arising from fluctuations in interest rates on its borrowings under its credit facilities. Interest rate swap agreements were entered into to hedge the Corporation's exposure to fluctuations in interest rates on its Term Loan B Facility. These swap agreements exchange the variable interest rates (LIBOR) on this facility for fixed interest rates over the terms of the agreements. The Corporation is also exposed to price risk in respect of its fixed rate financial instruments (see Note 10 to Consolidated Financial Statements).

The Corporation is exposed to the impact of foreign currency fluctuations in certain countries in which it operates. The exposure to foreign currency movements is limited because the operating revenues and expenses of its various subsidiaries and business units are substantially in the local currency of the country in which they operate. To the extent revenues and expenses are not in the local currency of the operating unit, the Corporation enters into foreign currency forward contracts to hedge the currency risk. As of December 31, 2002, the aggregate amount of outstanding forward contracts was $13.6 million. Gains and losses from these foreign currency contracts were not significant at December 31, 2002. The Corporation does not use derivative financial instruments for trading or speculative purposes.

The Corporation assessed market risk based on changes in interest rates and foreign currency rates utilizing a sensitivity analysis that measures the potential loss in earnings, fair values and cash flows based on a 10% hypothetical change in prevailing interest and foreign currency rates. Using this sensitivity analysis, the Corporation determined such changes would not have a material effect on earnings, fair values and cash flows.

CREDIT RISK

The Corporation is exposed to credit risk on accounts receivable balances. This risk is limited due to the Corporation's large, diverse customer base, dispersed over various geographic regions and industrial sectors. No single customer comprised more than 5% of the Corporation's consolidated net sales in 2002, 2001 and 2000. The Corporation maintains provisions for potential credit losses, and any such losses to date have been within the Corporation's expectations.

COMMODITIES

The primary raw materials used by the Corporation are paper and ink. The cost of paper and ink represents a significant portion of costs of sales. Increases in price or a lack of availability of supply of these raw materials could have a material adverse effect on the consolidated financial condition and results of operations. The Corporation uses its significant purchasing volume to negotiate long-term supply contracts that give favorable prices, terms, quality and service. While the Corporation believes that these long-term contracts will enable the Corporation to receive adequate supplies of paper in the event of a tight paper supply, there can be no assurance in this regard.

To reduce price risk caused by market fluctuations, the Corporation has incorporated price adjustment clauses in certain sales contracts. The Corporation does not think it is practicable to measure the impact of a hypothetical 10% change in the price of paper and other raw materials on its earnings and cash flows. Management believes such a change would not have a significant effect on the Corporation since these costs are generally passed through to its customers.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED BALANCE SHEETS

 As at December 31,
 Expressed in thousands of U.S. Dollars,
 Except share data

                                                                    2002         2001
----------------------------------------------------------------------------------------
 ASSETS
 Current Assets
   Cash and cash equivalents                                    $  139,630   $    84,855
   Accounts receivable, less allowance for doubtful
     accounts of $19,538 (2001 - $22,057)                          341,383       336,153
   Inventories (Note 4)                                            129,889       128,421
   Prepaid expenses                                                 17,317        13,544
   Deferred income taxes  (Note 18)                                 31,912        13,566
----------------------------------------------------------------------------------------

 Total Current Assets                                              660,131       576,539
                                                                ------------------------

 Property, plant and equipment - net (Note 5)                      255,722       307,640
 Investments (Note 6)                                               32,256        32,204
 Prepaid pension cost (Note 14)                                    221,520       215,752
 Goodwill - net (Note 7)                                           106,254        41,857
 Other intangibles  - net (Note 7)                                   6,434           437
 Deferred income taxes (Note 18)                                    53,938        47,651
 Other assets (Note 8)                                             103,504       114,906
----------------------------------------------------------------------------------------

 Total Assets                                                   $1,439,759   $ 1,336,986
                                                                ------------------------

 LIABILITIES
 Current Liabilities
   Bank indebtedness                                            $   18,158     $  56,181
   Accounts payable and accrued liabilities  (Note 9)              486,507       486,626
   Short-term debt (Note 10)                                         2,135        18,034
   Income taxes                                                     58,562        27,677
   Deferred income taxes (Note 18)                                   3,184           324
----------------------------------------------------------------------------------------

 Total Current Liabilities                                         568,546       588,842
                                                                ------------------------

 Long-term debt (Note 10)                                          187,463       111,062
 Postretirement benefits (Note 15)                                 241,344       239,664
 Deferred income taxes (Note 18)                                     9,482        13,705
 Other liabilities (Note 11)                                        43,776        51,263
 Minority interest                                                   6,652        11,200
----------------------------------------------------------------------------------------

 Total Liabilities                                               1,057,263     1,015,736
                                                                ------------------------

 SHAREHOLDERS' EQUITY
   Share Capital (Note 12)
     Authorized:
     Unlimited number of preference (none outstanding for
       2002 and 2001) and common shares without par value
     Issued:
     111,842,348 common shares in 2002; 111,803,651 common
       shares in 2001                                              403,800       397,761
   Unearned restricted shares (Note 12)                             (2,572)            -
   Retained earnings                                               114,601        51,666
   Cumulative translation adjustments (Note 13)                   (133,333)     (128,177)
----------------------------------------------------------------------------------------
 Total Shareholders' Equity                                        382,496       321,250
                                                                ------------------------
 Total Liabilities and Shareholders' Equity                     $1,439,759    $1,336,986
========================================================================================

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF OPERATIONS
 Years ended December 31,
 Expressed in thousands of U.S. Dollars
 Except share and per share data

                                                                     2002            2001         2000
---------------------------------------------------------------------------------------------------------
 Net sales                                                       $ 2,038,039    $ 2,154,574   $ 2,258,418
---------------------------------------------------------------------------------------------------------
 Cost of sales                                                     1,390,007      1,552,561     1,598,525
 Selling, general and administrative expenses                        459,613        575,586      578,642
 Provision for (recovery of) restructuring costs - net                  (850)       129,679      (24,033)
 Depreciation and amortization (includes impairment
   charges of $131,393 for 2001 and $36,621 for 2000)                 86,746        239,072      151,518
--------------------------------------------------------------------------------------------------------
                                                                   1,935,516      2,496,898    2,304,652
                                                                  --------------------------------------
 Income (loss) from operations                                       102,523      (342,324)     (46,234)
 Investment and other income (expense)                                 3,720       (10,721)     (14,342)
 Interest expense - net                                               12,145        23,758       21,016
 Debt settlement and issue costs                                      16,746        11,617            -
                                                                  --------------------------------------
 Earnings (loss) before income taxes and minority interest            77,352      (388,420)     (81,592)
 Income tax expense (recovery)                                         2,472       (32,192)     (17,377)
 Minority interest                                                     1,622         1,810        2,157
---------------------------------------------------------------------------------------------------------
 Net earnings (loss)                                             $    73,258    $ (358,038)   $ (66,372)
 Distribution to certain convertible debenture holders (Note 10)           -        15,345            -
---------------------------------------------------------------------------------------------------------
 Net earnings (loss) available to common shareholders            $    73,258    $ (373,383)   $ (66,372)
=========================================================================================================
 Net earnings (loss) per common share:
   Basic                                                              $ 0.66    $    (4.21)   $   (0.75)
   Diluted                                                              0.64         (4.21)       (0.75)
 Average shares outstanding (in thousands):
   Basic                                                             111,556        88,648       88,457
   Diluted                                                           114,022        88,648       88,457
---------------------------------------------------------------------------------------------------------

 CONSOLIDATED STATEMENTS OF RETAINED EARNINGS
 Years ended December 31,
 Expressed  in thousands of U.S. Dollars
 Except share and per share data

                                                                     2002            2001         2000
---------------------------------------------------------------------------------------------------------
 Balance at beginning of the year, as previously reported        $    51,666    $  431,821    $ 480,049
 Change in accounting policy:
   Income taxes  (Note 2)                                                  -             -        2,443
   Employee future benefits  (Note 2)                                      -             -       33,295
---------------------------------------------------------------------------------------------------------
 Balance at beginning of the year, as restated                        51,666       431,821      515,787
 Net earnings (loss)                                                  73,258      (358,038)     (66,372)
---------------------------------------------------------------------------------------------------------
                                                                     124,924        73,783      449,415
 Repurchase of common shares (1,069,700 in 2002)                      10,323             -            -
 Subordinated convertible debentures                                       -        17,694            -
 Dividends (5(cent) per share in 2001 and
 20(cent) per share in 2000)                                               -         4,423       17,594
----------------------------------------------------------------------------------------------------------
 Balance at end of year                                          $   114,601    $   51,666    $ 431,821
==========================================================================================================

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 CONSOLIDATED STATEMENTS OF CASH FLOWS
 Years ended December 31,
 Expressed in thousands of U.S. Dollars

                                                            2002      2001           2000
--------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net earnings (loss)                                      $  73,258   $(358,038)   $ (66,372)
Items not affecting cash resources:
  Depreciation and amortization (a)                         86,746     239,072      152,546
  Net (gain) loss on sale of assets                         (8,730)      5,824        2,630
  Net loss on write-off and sale of investments              2,801          --       11,974
  Deferred income taxes                                    (25,996)    (35,103)     (13,027)
  Pension settlement - net                                      --      96,605           --
  Provision for (recovery of) restructuring costs - net       (850)    129,679      (24,033)
  Debt settlement and issue cost                            16,746      11,617           --
  Restricted share compensation                              1,093                       --
  Other                                                    (10,804)      3,048       12,367
Changes in working capital other than cash resources:
  Accounts receivable - net                                   (638)     44,684       69,780
  Inventories                                                6,026      21,037       24,181
  Accounts payable and accrued liabilities                  (9,741)    (19,378)    (134,989)
  Income taxes                                              32,133      (4,417)        (639)
  Other                                                     (3,649)      2,491        2,902
--------------------------------------------------------------------------------------------
Net cash provided by operating activities                  158,395     137,121       37,320
                                                         -----------------------------------
INVESTING ACTIVITIES
Property, plant and equipment - net                         (8,941)    (37,072)     (39,543)
Long-term receivables and other investments                 (5,028)     (3,489)         527
Acquisition of businesses                                  (65,966)    (14,565)      (3,351)
Proceeds from sale of investment and other assets               --      38,495       13,178
Software expenditures                                      (10,958)     (6,517)     (28,795)
Other                                                       (1,615)      1,210         (842)
--------------------------------------------------------------------------------------------
Net cash used by investing activities                      (92,508)    (21,938)     (58,826)
                                                         -----------------------------------
FINANCING ACTIVITIES
Dividends paid                                                  --      (8,846)     (17,594)
Net change in short-term debt                              (15,899)     15,325      (37,431)
Proceeds from issuance of long-term debt                   200,000       7,963        6,003
Payments on long-term debt                                (140,264)   (104,166)      (1,776)
Issuance (conversion) of convertible debentures                 --      (1,600)      58,660
Issuance (repurchase) of common shares - net                (7,949)         --           --
Other                                                       (8,827)     (1,744)      (5,753)
--------------------------------------------------------------------------------------------
Net cash provided (used) by financing activities            27,061     (93,068)       2,109
                                                         -----------------------------------
Effect of exchange rate on cash                               (150)       (551)       1,414
Increase (decrease) in cash resources                       92,798      21,564      (17,983)
Cash resources at beginning of year (b)                     28,674       7,110       25,093
--------------------------------------------------------------------------------------------
Cash resources at end of year (b)                        $ 121,472   $  28,674    $   7,110
--------------------------------------------------------------------------------------------

Supplemental disclosure of cash flow information:
--------------------------------------------------------------------------------------------
Interest paid                                            $  13,324   $  26,594    $  25,288
--------------------------------------------------------------------------------------------
Income taxes paid (refunded) - net                          (1,041)      3,425        5,314
--------------------------------------------------------------------------------------------

(a) Includes depreciation of $1,028 that has been classified in cost of sales in 2000.

(b) Cash resources are defined as cash and cash equivalents less bank indebtedness.

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS, UNLESS OTHERWISE INDICATED)


1. SUMMARY OF ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

Moore Corporation Limited is a corporation continued under the Canada Business Corporation Act. The consolidated financial statements, which are prepared in accordance with Canadian generally accepted accounting principles (GAAP), include the accounts of Moore Corporation Limited and its subsidiaries. Entities that are not controlled and over which the Corporation has significant influence are accounted for under the equity method. All other investments are accounted for on the cost basis. The Corporation does not have any transactions with unconsolidated special purpose entities or variable interest entities. All intercompany transactions have been eliminated. Comparative figures have been reclassified where appropriate to conform to the current presentation. Significant differences between Canadian and U.S. GAAP are discussed in Note 25.

REVENUE RECOGNITION

The Corporation typically recognizes revenue for the majority of its products upon shipment to the customer and the transfer of title. Under agreements with certain customers, custom forms may be stored by the Corporation for future delivery. In these situations, the Corporation receives a logistics and warehouse management fee for the services provided. In these cases, delivery and billing schedules are outlined with the customer and product revenue is recognized when manufacturing is complete, title transfers to the customer, the order is invoiced and there is reasonable assurance of collectability. Since the majority of products are customized, product returns are not significant, however, the Corporation accrues for the estimated amount of customer credits at the time of sale.

Revenue from services is recognized as services are performed. Long-term product contract revenue is recognized based on the completed contract method or percentage of completion method. The percentage of completion method is used only for contracts that will take longer than three months to complete, and project stages are clearly defined and can be invoiced. The contract must also contain enforceable rights by both parties. Revenue related to short-term service contracts and contracts that do not meet the percentage of completion criteria is recognized when the contract is completed.

TRANSLATION OF FOREIGN CURRENCIES

The consolidated financial statements are expressed in United States dollars because a significant part of the Corporation's net assets and earnings are located or originate in the United States. Except for the foreign currency financial statements of subsidiaries in countries with highly inflationary economies, Canadian and other foreign currency financial statements are translated into United States dollars on the following bases: all assets and liabilities at the year-end exchange rates; income and expenses at average exchange rates during the year. Net unrealized exchange adjustments arising on translation of foreign currency financial statements are charged or credited directly to shareholders' equity and shown as cumulative translation adjustments.

The foreign currency financial statements of subsidiaries in countries with highly inflationary economies are translated into United States dollars using the temporal method whereby monetary items are translated at current exchange rates, and non-monetary items are translated at historical exchange rates. In 2001, Venezuela was the only highly inflationary economy in which the Corporation operated. In 2002, Venezuela's economy was no longer considered highly inflationary, and the impact of this change in method of translation was not material to the consolidated financial statements.

Exchange losses or gains are included in earnings. In 2001, a loss of $2,936 is included in investment and other income. Amounts included in investment and other income for 2002 and 2000 were not material. In 2002, the Corporation adopted the recommendations of the Canadian Institute of Chartered Accountants'
(CICA) amended Handbook Section 1650, Foreign Currency Translation. The impact of the adoption of the standard was not material.

FINANCIAL INSTRUMENTS

The Corporation enters into forward exchange contracts to hedge exposures resulting from foreign exchange fluctuations in the ordinary course of business. The contracts are normally for terms of less than one year and are used as hedges of foreign denominated revenue streams, costs and loans. The unrealized gains and losses on outstanding contracts are offset against the gains and losses of the hedged item. In 2002, the Corporation entered into interest rate swap agreements to hedge its exposure to fluctuations in interest rates on its Term Loan B Facility. The interest rate differential received or paid on these agreements is recognized as an adjustment to interest expense.

Short-term securities are highly liquid and consist of investment grade instruments in governments, financial institutions and corporations.

Unless disclosed otherwise in the notes to the consolidated financial statements, the estimated fair value of financial assets and liabilities approximates carrying value.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents consist of highly liquid investments with a purchased maturity of three months or less.

INVENTORIES

Inventories of raw materials and work-in-process are valued at the lower of cost or replacement cost and inventories of finished goods at the lower of cost or net realizable value. In the United States, the cost of the principal raw material inventories and the raw material content of work-in-process and finished goods inventories is determined on the last-in, first-out basis. The cost of all other inventories is determined on the first-in, first-out basis.

PROPERTY, PLANT AND EQUIPMENT AND DEPRECIATION

Property, plant and equipment are stated at historical cost and are depreciated over their estimated useful lives using the straight-line method. The estimated useful lives of buildings range from 20 to 50 years and from 3 to 17 years for machinery and equipment. All costs for repairs and maintenance are expensed as incurred. Gains or losses on the disposal of property, plant and equipment are included in investment and other income, and the cost and accumulated depreciation related to these assets are removed from the accounts.

The Corporation reviews property, plant and equipment for impairment whenever events or changes in circumstances indicate the carrying value may not be recoverable. The Corporation then compares expected future undiscounted cash flows to be generated by the asset to its carrying value. If the carrying value exceeds the sum of the future undiscounted cash flows, the asset would be adjusted to its net recoverable amount and an impairment loss would be charged to operations in the period identified.

GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill represents the excess cost of an acquired entity over the fair value assigned to the identifiable net assets acquired. Goodwill from acquisitions that occurred prior to July 1, 2001 was amortized over its useful life on a straight-line basis, not to exceed 40 years. Goodwill from acquisitions subsequent to July 1, 2001 was not amortized. Effective January 1, 2002, all goodwill ceased to be amortized.

Identifiable intangible assets are recognized apart from goodwill and are amortized over their estimated useful lives.

Goodwill and identifiable intangible assets are reviewed annually for impairment, unless events or changes in circumstances indicate that the carrying value may not be recoverable. In the absence of comparable market valuations, the Corporation compares expected future discounted cash flows to be generated by the asset or related business to its carrying value. If the carrying value exceeds the sum of the future discounted cash flows, the asset would be adjusted to its fair value and an impairment loss would be charged to operations in the period identified (see Note 7).

AMORTIZATION OF DEFERRED CHARGES

Deferred charges include certain costs to acquire and develop internal-use computer software, which is amortized over its estimated useful life using the straight-line method, up to a maximum of seven years.

Deferred debt issue costs are amortized over the term of the related debt.

PENSION AND POSTRETIREMENT PLANS

The Corporation records annual amounts relating to its pension and postretirement plans based on calculations specified by GAAP, which include various actuarial assumptions, including discount rates, assumed rates of return, compensation increases, turnover rates and health care cost trend rates. The Corporation reviews its actuarial assumptions on an annual basis and makes modifications to the assumptions based on current rates and trends when it is deemed appropriate to do so. The effect of modifications is generally recorded or amortized over future periods. The Corporation believes that the assumptions utilized in recording its obligations under its plans are reasonable based on its experience, market conditions and input from its actuaries.

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

STOCK-BASED COMPENSATION

The Corporation has stock-based compensation plans as described in Note 12. The Corporation accounts for stock options using the intrinsic value method. No compensation expense was recognized in 2002, 2001 or 2000 as the options have an exercise price equal to the fair market value at dates of grant. See Notes 12 and 25 for the pro forma effect of accounting for stock options under the fair value method for both Canadian and U.S. GAAP, respectively.

In October 2002, the Corporation awarded 385,000 restricted common shares under its 2001 Long-Term Incentive Plan. Compensation expense is measured based upon the fair value on the date of issue and is recognized as the shares vest (see
Note 12).

USE OF ESTIMATES

The preparation of consolidated financial statements in conformity with Canadian GAAP requires management to make estimates and assumptions that affect the reported assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from these estimates. Estimates are used when accounting for items and matters including but not limited to allowance for uncollectible accounts receivable, inventory obsolescence, amortization, asset valuations, employee benefits, taxes, restructuring and other provisions and contingencies.

2. CHANGES IN ACCOUNTING POLICIES

CICA SECTION 3062 GOODWILL AND OTHER INTANGIBLE ASSETS

Effective January 1, 2002, the Corporation adopted the recommendations of the CICA Handbook Section 3062, Goodwill and Other Intangible Assets (see Note 7).

The transitional impairment testing required by this standard had no impact on the Corporation's consolidated financial position and result of operations since the carrying amounts of goodwill and other intangible assets did not exceed their fair values.

CICA SECTION 1581 BUSINESS COMBINATIONS

In 2002, the Corporation adopted the recommendations of the CICA Handbook
Section 1581, Business Combinations. The standard requires that all business combinations be accounted for using the purchase method of accounting. This standard had no material impact on its consolidated financial condition or results of operations.

CICA SECTION 1650 FOREIGN CURRENCY TRANSLATION

Effective January 1, 2002, the Corporation adopted the recommendations of the CICA to amended Handbook Section 1650, Foreign Currency Translation. The amendment eliminates the deferral and amortization of unrealized translation gains and losses on non-current monetary assets and liabilities and requires that exchange gain or loss arising on translation of a foreign currency denominated non-monetary item carried at market be included in income in the current reporting period. The adoption of this standard did not have a material impact on the Corporation's consolidated financial position or results of operations.

CICA SECTION 3870 STOCK-BASED COMPENSATION AND OTHER STOCK-BASED PAYMENTS

Effective January 1, 2002, the Corporation adopted the recommendations of the CICA Handbook Section 3870, Stock-Based Compensation and Other Stock-Based Payments. The recommendations establish standards for the recognition, measurement and disclosure of stock-based compensation and other stock-based payments made in exchange for goods and services. It applies to transactions, including non-reciprocal transactions, in which an enterprise grants shares of common stock, stock options, or other equity instruments, or incurs liabilities based on the price of common stock or other equity instruments. The standard encourages, but does not require, fair value measurement and recognition of equity instruments awarded to employees and cost of services received as consideration. A pro forma disclosure of net income and earnings per share using the fair value based method of accounting has been presented for the required period.

CICA SECTION 3500 EARNINGS PER SHARE

Effective January 1, 2001, the Corporation adopted the recommendations of the CICA Handbook Section 3500, Earnings Per Share. The standard requires the disclosure of the calculation of basic and diluted earnings per share and the use of the treasury stock method for calculating the dilutive impact of stock options. The impact on prior reported amounts was not material.

CICA SECTION 3461 EMPLOYEE FUTURE BENEFITS

Effective January 1, 2000, the Corporation adopted the recommendations of the CICA Handbook Section 3461, Employee Future Benefits. Under past Canadian standards, the Corporation recognized the cost of postretirement benefits other than pensions as an expense when paid. This standard requires that the expected costs of the employees' postretirement benefits be expensed during the years that the employees render services to the Corporation. In addition, the new standard changes the accounting for recognition of involuntary termination benefits.

The standard was applied retroactively without restatement of prior year financial statements. The cumulative effect of this change, as of January 1, 2000, resulted in a $33,295 increase to opening retained earnings.

CICA SECTION 3465 ACCOUNTING FOR INCOME TAXES

Effective January 1, 2000, the Corporation adopted the new recommendations of the CICA Handbook Section 3465, Accounting for Income Taxes. This represented a change from the deferral method of tax allocation to the liability method of tax allocation.

The new standard was applied retroactively without restatement of prior year financial statements. The cumulative effect of the change as of January 1, 2000 resulted in a $2,443 increase to opening retained earnings.

3. ACQUISITIONS AND PENDING ACQUISITIONS

On December 31, 2001, and January 31, 2002, the Corporation acquired certain assets relating to the Document Management Services business of IBM Canada Limited and The Nielsen Company, a commercial printer, for total consideration of $14,592 and $57,202, respectively, net of cash acquired. The allocation of the purchase prices to the assets acquired and liabilities assumed based on fair values at the dates of acquisition were as follows:

Working capital, other than cash           $ 10,933
Property, plant and equipment                 9,475
Other liabilities                           (15,020)
Goodwill and other intangibles               66,406
                                           --------
Purchase price, net of cash received       $ 71,794
                                           ========

In May 2002, the Corporation purchased the remaining minority interest in its consolidated subsidiary, Quality Color Press, Inc., for total consideration of $6,680. The cost of this acquisition exceeded the fair value of the net assets acquired by $5,437 allocated to goodwill and other intangible assets. Management has reclassified this business from the Commercial segment to the Forms and Labels segment in order to reflect the business synergies and integration plans. During August 2002, the Corporation purchased the remaining minority interest of its consolidated subsidiaries located in Central America for consideration of $2,750 ($2,000 in cash and $750 payable within the next twelve months). The carrying value of the minority interests approximated the purchase price.

Pro forma disclosures for the aforementioned acquisitions have been excluded because they are not material to the Corporation's consolidated financial position or results of operations.

On January 16, 2003, the Corporation signed a definitive merger agreement with Wallace, a leading provider of printed products and print management services, to acquire all of the outstanding share of Wallace in exchange for average consideration of $14.40 in cash and 1.05 shares of the Corporation for each outstanding share of Wallace. The purchase price is approximately $1.3 billion based on approximately 42 million Wallace shares outstanding, which includes the assumption of approximately $210 million in debt, but does not include any direct transaction costs. The estimated purchase price was derived using the closing trading price of the Corporation's common shares on the New York Stock Exchange ("NYSE") at January 16, 2003, which approximates the average closing price of Moore shares two trading days before and after January 17, 2003, the announcement date. Completion of the Wallace merger is subject to customary closing conditions that include, among others, receipt of required approval from Wallace shareholders, required regulatory approvals and closing of the required financing. The transaction, while expected to close in the first half of 2003, may not be completed if any of the closing conditions are not satisfied. Under certain terms specified in the merger agreement, the Corporation or Wallace may terminate the agreement, and as a result, either party may be required to pay a termination fee of up to $27.5 million to the other party. Upon consummation, the transaction will be recorded by allocating the cost of the assets acquired, including intangible assets and liabilities assumed based on their estimated fair values at the date of acquisition. The excess of the cost of the acquisition over the net of amounts assigned to the fair value of the assets acquired and the liabilities assumed will be recorded as goodwill. Unless otherwise indicated, the consolidated financial statements and related notes pertain to the Corporation as a stand-alone entity and do not reflect the impact of the pending business combination transaction with Wallace.

4. INVENTORIES

                        2002          2001
                     --------      --------
Raw materials        $ 31,883      $ 39,452
Work-in-process        10,303        10,048
Finished goods         84,190        75,149
Other                   3,513         3,772
                     --------      --------
                     $129,889      $128,421
                     ========      ========

The current cost of these inventories exceeds the last-in, first-out cost by approximately $16,239 at December 31, 2002 (2001-- $17,152).

5. PROPERTY, PLANT AND EQUIPMENT

                                        2002             2001
                                     ----------      ----------
Land                                 $    9,952      $    9,973
Building                                155,454         162,660
Machinery and equipment                 800,448         857,452
                                     ----------      ----------
                                        965,854       1,030,085
Less:  Accumulated depreciation         710,132         722,445
                                     ----------      ----------
                                     $  255,722      $  307,640
                                     ==========      ==========

Depreciation expense for the year was $64,832 (2001 -- $108,436; 2000 --
$84,355).

In 2001 and 2000, the Corporation wrote off assets that were permanently impaired amounting to $28,549 and $1,904, respectively, which were included in depreciation and amortization (see Note 16).

6. INVESTMENTS

                       2002          2001
                     -------      -------
Equity basis         $    --      $ 1,201
Cost basis             1,700        4,200
Long-term bonds       30,556       26,803
                     -------      -------
                     $32,256      $32,204
                     =======      =======

In the fourth quarter of 2002, the Corporation recorded a $2,500 impairment charge against its cost basis investment for a permanent decline in market value.

The fair market value of the long-term bonds at December 31, 2002, is approximately $28,200 (2001 - $27,200).

7. GOODWILL AND OTHER INTANGIBLES

On January 1, 2002, the Corporation adopted the recommendations of CICA Handbook
Section 3062, Goodwill and Other Intangible Assets. Under this standard goodwill from acquisitions, subsequent to July 1, 2001 is not amortized but is subject to an annual impairment test. Effective January 1, 2002, all goodwill ceased to be amortized and is subject to an annual impairment test. Previously, goodwill from acquisitions prior to July 1, 2001 was amortized on a straight-line basis over its useful life, not to exceed 40 years, or was written down when a permanent impairment in value occurred.

This standard requires reclassification of identifiable intangibles separately from previously reported goodwill. This standard also requires goodwill and identifiable intangible assets to be reviewed annually for impairment, unless events or changes in circumstances indicate their carrying values may not be recoverable.

The changes in the carrying value of goodwill by operating segment for the year ended December 31, 2002, are as follows:

                      Balance at                                     Balance at
                      January 1,                     Foreign        December 31,
Goodwill                2002         Additions       Exchange          2002
----------------      ---------      ---------       ---------      ----------
Forms and Labels      $  41,857      $   3,773       $     (80)      $  45,550
Outsourcing                  --         11,866             (20)         11,846
Commercial                   --         48,858              --          48,858
                      ---------      ---------       ---------       ---------
                      $  41,857      $  64,497       $    (100)      $ 106,254
                      =========      =========       =========       =========

The changes in other intangibles for the year ended December 31, 2002, are as follows:

                                        Balance at                                 Balance at
                                        January 1,                 Accumulated    December 31,  Amortizable
Other Intangibles                         2002      Additions      Amortization     2002           Life
-----------------                      -----------  ---------      ------------   ------------  -----------
Trademarks, license and agreements      $   437      $ 2,953       $  (463)       $ 2,927       4-10 Years
Customer intangibles                         --        2,729          (886)         1,843          3 Years
Indefinite-lived trademarks                  --        1,664            --          1,664       Indefinite
                                       -----------  ---------      ------------   ------------  -----------
                                        $   437      $ 7,346       $(1,349)       $ 6,434
                                       ===========  =========      ============   ============  ===========

The total intangible asset amortization expense for the year ended December 31, 2002, was $1,349, included in the depreciation and amortization expense. Amortization expense for the next five years is estimated to be:

--------------------
2003          $1,303
2004          $1,303
2005          $  692
2006          $  240
2007          $  228
--------------------

The table below provides a reconciliation of the reported net loss for 2001 and 2000, to the pro forma net loss, which excludes previously recorded goodwill amortization, on goodwill outstanding at December 31, 2001 and 2000:

                                                                         2001                                 2000
                                                           ----------------------------------  ------------------------------------
                                                                          Loss per share                        Loss per share
                                                                         -------------------                   --------------------
                                                               Loss        Basic    Diluted         Loss        Basic     Diluted
                                                           ------------- -------------------   --------------- -------------------
Net loss available to common shareholders (as reported)       $(373,383)   $ (4.21)  $(4.21)        $ (66,372)   $(0.75)   $(0.75)
Add back:  Goodwill amortization -  net of tax                    2,265       0.03     0.03             6,628      0.07      0.07
---------------------------------------------------------  ------------- -------------------   --------------- -------------------
Pro forma net loss                                            $(371,118)   $ (4.18)  $(4.18)        $ (59,744)   $(0.68)   $(0.68)
=========================================================  ============= ===================   =============== ===================

In 2001 and 2000, the Corporation recorded charges of $76,808 and $20,965, respectively, included in depreciation and amortization, for permanent impairment of goodwill related to dispositions and assets held for disposition (see Note 16). The impairment resulted from a significant sales decline, customer turnover and the decision to hold certain assets for sale.

8. OTHER ASSETS

                                                          2002        2001
                                                       --------    --------
Computer software - net of accumulated amortization    $ 89,208    $ 89,763
Deposit and other receivables                             3,218       2,361
Deferred debt issue costs                                 7,955          --
Purchase of assets                                           --      14,565
Other                                                     3,123       8,217
                                                       --------    --------
                                                       $103,504    $114,906
                                                       ========    ========

Amortization expense related to computer software for 2002, 2001, and 2000 was $20,553, $22,936, and $26,846, respectively.

In 2001 and 2000, the Corporation recorded a charge of $26,036 and $13,752, respectively, included in depreciation and amortization, for the write-off of certain computer software costs, primarily related to a component of its ERP system, which would not be deployed.

9. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

                                           2002         2001
                                         ---------   ---------
 Trade accounts payable                   $117,770    $ 89,840
 Deferred revenue                           26,718      22,652
 Other payables                             40,986      36,711
                                         ---------   ---------
                                           185,474     149,203

 Payroll costs                              85,439      63,896
 Employee benefit costs                     27,787      19,037
 Restructuring reserve (Note 17)            81,440     126,673
 Other                                     106,367     127,817
                                         ---------   ---------
                                         $ 486,507   $ 486,626
                                         =========   =========

10. DEBT

                                                   2002        2001
                                                --------    --------
 Senior guaranteed notes:
   Series A, 7.84%, maturing March 25, 2006     $     --    $ 42,750
   Series B, 8.05%, maturing March 25, 2009           --      57,250
 Term Loan B Facility, maturing 2004 and 2006    179,500          --
 Revolving term credit facility                       --      15,000
 Other debt, including capitalized leases         10,098      14,096
                                                --------    --------
 Total                                           189,598     129,096
 Less current portion                              2,135      18,034
                                                --------    --------
 Long-term debt                                 $187,463    $111,062
                                                ========    ========

In August 2002, the Corporation entered into a $400 million secured credit facility. The facility is comprised of a five-year $125 million Revolving Credit Facility, a five-year $75 million Delayed Draw Term Loan A Facility, and a six-year $200 million Term Loan B Facility, all of which are subject to a number of financial and restrictive covenants that, among other things, limit additional indebtedness and the ability of the Corporation to engage in certain transactions with affiliates, create liens on assets, engage in mergers and consolidations, or dispose of assets. The financial covenants calculated on a quarterly basis include, but are not limited to, tests of leverage and fixed charges coverage. The Delayed Draw Term Loan A Facility is to be used for acquisitions and related initial working capital requirements. The facility must be drawn within 18 months of the closing in a maximum of two drawings. Proceeds from the Term Loan B Facility were used in part to refinance the existing $168 million revolving credit facility that expired on August 5, 2002, and to fund working capital requirements as necessary. The Term Loan B Facility bears interest at LIBOR (London Interbank Offer Rate) plus a 300 basis point spread. Three-month LIBOR at December 31, 2002, was 1.38%.

For the years ended December 31, 2002 and 2001, the Corporation was in compliance with all debt covenants.

During 2002, the Corporation entered into interest rate swap agreements to hedge exposure to fluctuations in interest rates on the Term Loan B Facility. These swap agreements exchange the variable interest rates (LIBOR) on this facility for fixed interest rates over the terms of the agreements. The resulting fixed interest rates will be the contracted swap rate plus the LIBOR basis spread on the Term Loan B Facility. At December 31, 2002, the notional amount of the swap agreements was $150 million comprised as follows: a $100 million, 3.78% fixed rate agreement that expires in August 2006; and a $50 million, 2.56% fixed rate agreement that expires in September 2004. The interest rate differential received or paid on these agreements is recognized as an adjustment to interest expense. At December 31, 2002, the fair value of these swap agreements was a $5,089 liability.

On December 27, 2001, the Corporation redeemed $100 million of its senior guaranteed notes. On September 4, 2002, the Corporation redeemed the remaining $100 million of these senior guaranteed notes and incurred a net prepayment charge of $16,746.

On December 28, 2001, the $70.5 million subordinated convertible debentures held by Chancery Lane/GSC Investors L.P. (the "Partnership") were converted into 21,692,311 common shares. The Corporation issued 1,650,000 additional common shares ("additional shares") as an inducement to the Partnership's Class A limited partners to convert prior to December 22, 2005, the date the Corporation could have redeemed the debentures. The right to receive the additional shares was assigned by the Partnership to its Class A limited partners. Under the terms of the partnership agreement, the Class A limited partners were entitled to all the interest paid on the subordinated convertible debentures. As part of the inducement agreement, the Corporation has agreed that if at December 31, 2003, the 20 day weighted average trading price of the common shares on the NYSE is less than $10.83, the Corporation must make a payment equal to the lesser of $9 million or the value of 6,000,000 of its common shares at such date. The $9 million payment may be reduced under certain circumstances. At the option of the Corporation, these payments may be made in common shares, subject to regulatory approval. To the extent that shares or cash is paid, it will be recorded as a charge to retained earnings. At December 31, 2002, on the Corporation's 20-day weighted average trading price was less than the $10.83 measurement price. The Corporation has no indication that the 20-day weighted average share price will continue to trade below the measurement price. Certain officers of the Corporation, including the Chairman and the Chief Executive Officer, and the former Chairman, President and Chief Executive Officer, were investors in the Partnership.

For financial reporting purposes, the subordinated convertible debentures had a liability component and an equity component. The liability component was classified as long-term debt, representing the present value of interest and principal payments discounted at a rate of interest applicable to a debt only instrument of comparable term and risk. The equity component at December 28, 2001, was $8,343 representing the value of the conversion option, calculated as the difference between the proceeds and liability component.

Upon conversion, the Corporation allocated the consideration given to extinguish subordinated convertible debentures to the liability and equity components based on fair values on the date of conversion, which approximated their carrying values. As such, no gain or loss was recorded. The inducement payment of the additional shares issued was allocated to the equity component and, accordingly, charged to retained earnings. Professional fees of $1,600 incurred for the conversion were also charged to retained earnings.

Deferred issue costs of $10,396 in 2001 relating to the subordinated convertible debentures were charged to earnings upon extinguishment.

Other long-term debt, including capital leases, bears interest rates ranging from 3.4% to 14.2% and matures on various dates through 2012. Loans (excluding leases) amounting to $329 (2001 - $4,000) are payable in currencies other than United States dollars.

The net book value of assets subject to liens in 2002 is $26,563 (2001 -- $27,485). The liens are primarily mortgages against property, plant and equipment and other current assets.

Payments required on long-term debt (excluding capital lease obligations) are as follows: 2003 -- $219; 2004 -- $110; no repayments required for 2005 and 2006; 2007-- $84,500; and thereafter -- $95,000.

\
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The Corporation also maintains uncommitted bank operating lines in the majority of the domestic markets in which it operates. These lines of credit are maintained to cover temporary cash shortfalls. Maximum allowable borrowings under these uncommitted facilities amounted to $40,221 at December 31, 2002 ($1,397 outstanding), and may be terminated at any time at the Corporation's option. Total availability under these facilities at December 31, 2002, was $38,824.

11. OTHER LIABILITIES

                                 2002        2001
                                -------    -------
Unfunded pension obligations    $28,170    $27,728
Long-term supply agreement       10,820     16,934
Other                             4,786      6,601
                                -------    -------
                                $43,776    $51,263
                                =======    =======

During 2000, the Corporation entered into a supply agreement to sell certain paper production assets and simultaneously entered into a long-term supply agreement with the purchaser of the assets. Proceeds received were allocated to the asset sale and supply agreement based on an independent appraisal. Since the Corporation anticipates making purchases ratably over the term of the supply agreement, the proceeds related to the agreement have been deferred and are being amortized on a straight-line basis over the term of the agreement as a reduction in cost of goods sold. The price terms of the supply agreement were no more favorable than those available from other parties.

Included in accounts payable and accrued liabilities at December 31, 2002, is $6,138 (2001 -- $6,918) representing the current portion of the supply agreement.

12. SHARE CAPITAL

The Corporation's articles of continuance provide that its authorized share capital be divided into an unlimited number of common shares and an unlimited number of preference shares, issuable in one or more series. On February 7, 2002, the Corporation announced a program to repurchase up to $50 million of its shares. The program calls for shares to be purchased on the NYSE from time to time depending upon market conditions, market price of the common shares and the assessment of the cash flow needs by the Corporation's management.

Changes in the Issued Common Share Capital           Shares Issued       Amount
------------------------------------------           --------------   ------------
Balance, December 31, 1999 and 2000                    88,456,940     $    310,881
Conversion of subordinated convertible debentures      21,692,311           71,506
Inducement for convertible debentures                   1,650,000           15,345
Exercise of stock options                                   4,400               29
                                                      --------------  ------------
Balance, December 31, 2001                            111,803,651          397,761
Exercise of stock options and other                       723,397            6,195
Restricted shares issued                                  385,000            3,665
Repurchase of common shares                            (1,069,700)          (3,821)
                                                      --------------  ------------
Balance, December 31, 2002                            111,842,348     $    403,800
                                                      ==============  ============

The Corporation has a long-term incentive program under which stock options and restricted stock awards may be granted to certain key employees. At December 31, 2002, there were 583,000 common shares available for grants (2001 - 877,500; 2000 - 171,700). Stock options have an exercise price equal to the fair market value at date of grant. Options granted generally vest at 20% or 25% per year from the date of grant. Upon retirement, all options become vested. Options granted prior to 1999 are eligible for exercise for five years after the date of retirement. Options granted after 1998 are eligible for exercise for one year after the date of retirement. The options expire not more than 10 years from the date granted.

On October 17, 2002, the Board of Directors of the Corporation approved the award of 385,000 restricted shares under the Corporation's 2001 Long-Term Incentive Plan. The effective grant date of the restricted shares was October 17, 2002. The restricted shares are subject to repurchase by the Corporation at no cost in the event employment is terminated other than as a result of death, retirement or disability. These repurchase rights expire with respect to 25% of the initial restricted share grant each year beginning on the first anniversary of the restricted share award. Upon issuance of the restricted shares, unearned compensation expense equal to the market value was charged to share capital. The unearned compensation of the restricted shares is disclosed as a separate component of shareholders' equity that will be recognized as compensation expense over the vesting period. Compensation expense for 2002 was $1,093.

On December 11, 2000, the Board of Directors approved the creation of Series 1 Preference Shares, which are non-voting and entitle the holder to a non-cumulative preferential annual dividend of CDN $0.001 and to receive any dividend paid on a common share. In the event of liquidation, dissolution or winding-up of the Corporation, a holder of a Series 1 Preference Share is entitled to receive a preferential amount of CDN $0.001, together with all dividends declared and unpaid thereon. Thereafter, the Series 1 Preference Shares and common shares rank equally with each other on a share-for-share basis. Stock options to acquire 1,580,000 Series 1 Preference Shares were issued on December 11, 2000, and vest at 25% per annum. In April 2002, the shareholders of the Corporation approved the amendment of the options to purchase Series 1 Preference Shares to eliminate the cash-out provision and to make them exercisable for one common share per each Series 1 Preference Share option. The exercise price and the number of Series 1 Preference Share options remained unchanged.

A summary of the Corporation's stock option activity for the three years ended December 31, 2002, is presented below:

Years ended December 31,
Expressed in Canadian Currency                     2002                      2001                    2000
--------------------------------------------------------------------------------------------------------------------
                                                          Weighted                Weighted                  Weighted
                                                          Average                 Average                   Average
                                                         Exercise                 Exercise                  Exercise
                                             Shares        Price        Shares      Price       Shares       Price
--------------------------------------------------------------------------------------------------------------------
COMMON SHARES
Options outstanding at beginning of year     6,362,169     $15.63     6,509,686     $16.46     6,352,486     $18.73
Options granted                                860,000      15.10     1,790,833      13.43     1,068,000       4.10
Options exercised                             (714,069)     13.24        (4,400)      7.54            --         --
Options forfeited and expired               (2,109,182)     12.47    (1,933,950)     16.40      (910,800)     17.81
--------------------------------------------------------------------------------------------------------------------
Options outstanding at year-end              4,398,918     $17.43     6,362,169     $15.63     6,509,686     $16.46
--------------------------------------------------------------------------------------------------------------------
Options exercisable at year-end              2,778,912     $20.26     2,832,715     $18.86     3,383,646     $19.84

--------------------------------------------------------------------------------------------------------------------
SERIES 1 PREFERENCE SHARES
Options outstanding at beginning of year     1,580,000     $ 3.65     1,580,000     $ 3.65            --     $   --
Options granted                                     --         --            --         --     1,580,000       3.65
Options forfeited                             (200,000)      3.65            --         --            --         --
--------------------------------------------------------------------------------------------------------------------
Options outstanding at year-end              1,380,000     $ 3.65     1,580,000     $ 3.65     1,580,000     $ 3.65
--------------------------------------------------------------------------------------------------------------------
Options exercisable at year-end              1,290,000     $ 3.65       395,000     $ 3.65            --         --
--------------------------------------------------------------------------------------------------------------------

The following tables summarize information about stock options outstanding at December 31, 2002 (in Canadian currency):

                                    OPTIONS OUTSTANDING                        OPTIONS EXERCISABLE
------------------------------------------------------------------------------------------------------------------------
                              Number           Weighted Average       Weighted            Number            Weighted
        Range of          Outstanding at     Remaining Contractual     Average        Exercisable at         Average
     Exercise Prices      December 31, 2002      Life (Years)       Exercise Price    December 31, 2002   Exercise Price
------------------------------------------------------------------------------------------------------------------------
$3 to 8                          556,383             7.9                 $ 4.40             258,608       $  4.33
$9 to 15                       1,766,975             8.9                  14.01             444,744         12.90
$16 to 23                        851,900             5.5                  19.32             851,900         19.32
$24 to 30                      1,223,660             3.2                  26.96           1,223,660         26.96
------------------------------------------------------------------------------------------------------------------------
                               4,398,918             6.5                $ 17.43           2,778,912       $ 20.26
------------------------------------------------------------------------------------------------------------------------
Series 1 Preference Shares
$3.65                          1,380,000             8.0                 $ 3.65           1,290,000       $  3.65
------------------------------------------------------------------------------------------------------------------------

The weighted average fair value per option granted in 2002 was $4.70. The estimated fair values were calculated using the Black-Scholes option pricing model and the following assumptions.

                                                   2002
                                                 -----------
Risk-free interest rates                            3.2%
Expected lives (in years)                            5
Dividend yield                                       --
Volatility                                          49%

The Corporation's 2002 net income and earnings per share on a pro forma basis using the fair value method are as follows:

Net income, as reported                             $73,258
Fair value compensation expense, net of taxes           200
                                                 -----------
Pro forma net income                                $73,058
                                                 ===========

Pro forma earnings per share:

     Basic                                         $ 0.66
     Diluted                                       $ 0.64

In accordance with the transition rules of CICA Handbook Section 3870, Stock-Based Compensation and Other Stock-Based Payments, the pro forma results include the effect of options granted during 2002. This standard does not require previous year pro forma presentation.

During the year, the Corporation issued 219,069 (2001 -- 14,636) share units as stock-based compensation for members of the Board of Directors. Share units are exercisable for either cash or common shares at the discretion of the holder. At December 31, 2002, 233,705 share units were outstanding and exercisable. For the years ended December 31, 2002 and 2001, the Corporation recorded compensation expense of $1,994 and $139 related to the issuance of these share units, respectively.

13. CUMULATIVE TRANSLATION ADJUSTMENTS

                                         2002         2001        2000
                                      ---------    ---------   ---------
Balance at beginning of year          $(128,177)   $(126,360)  $(118,256)
Currency translation                     (5,156)      (2,461)     (8,104)
Amounts recognized on dispositions           --          644         --
                                      ---------    ---------   ---------
Balance at end of year                $(133,333)   $(128,177)  $(126,360)
                                      =========    =========   =========

14. RETIREMENT PROGRAMS

DEFINED BENEFIT PENSION PLANS

During 2000, the Corporation amended its United States pension plan to cease all benefit accruals effective December 31, 2000, and announced the Corporation's intention to terminate and wind-up the plan. The 2000 net pension expense includes a curtailment gain of $6,630 for this amendment. In March 2001, the Corporation partially settled this plan by purchasing approximately $600 million in annuities. This settlement reduced the projected benefit obligation and fair value of plan assets by $608,323 and $611,057, respectively, and resulted in a settlement loss of $109,115. Pension expense for 2002 and 2001 on the unsettled portion of the plan was calculated using a discount rate and rate of return on plan assets, which were based upon estimated market rates to settle the remaining portion of the plan. The Corporation anticipates settling the remainder of the plan upon receiving anticipated regulatory approval and expects to incur an additional settlement loss. Since the Corporation has no control over the timing of the regulatory approval, the amount of settlement loss cannot be determined.

During 2001, the Corporation purchased annuities to settle substantially all of the obligation under the United Kingdom pension plan. This settlement reduced the projected benefit obligation and fair value of plan assets by $99,144.

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

All of the retirement plans are non-contributory. Retirement benefits are generally based on years of service and employees' compensation during the last years of employment. At December 31, 2002, none of the United States or International plans' assets and about 62% of the Canadian plan's assets were held in equity securities with the remaining portion of the assets being mainly fixed income securities.

The components of net pension expense are as follows:

                                UNITED STATES                          CANADA                          INTERNATIONAL
                       --------------------------------   ---------------------------------   ---------------------------------
                         2002       2001        2000        2002        2001        2000        2002        2001        2000
                       ---------  ---------   ---------   ---------   ---------   ---------   ---------   ---------   ---------
PENSION EXPENSE
Service cost           $      28  $      20   $  13,287   $   2,871   $   3,169   $   3,076   $      --   $      76   $     133
Interest cost             14,962     23,107      52,658       5,232       5,523       5,761         358       4,382       9,277
Expected return
  on assets              (22,020)   (37,863)    (82,523)     (7,188)     (7,497)     (7,691)     (1,204)     (5,931)    (10,780)
Settlement loss               --    109,115          --          --          --          --          --          --          --
Curtailment gain              --      2,154      (6,630)         --          --          --          --          --          --
Amortization of  net
  loss (gain)              2,560         --        (128)        429         172          --         335        (209)       (208)
Amortization of  prior
  service cost                --         --         832          --          --          --          --          --          --
                       ---------  ---------   ---------   ---------   ---------   ---------   ---------   ---------   ---------
Net pension expense
  (credit)             $  (4,470) $  96,533   $ (22,504)  $   1,344   $   1,367   $   1,146   $    (511)  $  (1,682)  $  (1,578)
                       ---------  ---------   ---------   ---------   ---------   ---------   ---------   ---------   ---------


The following provides a reconciliation of the benefit obligation, plan assets and the funded status of the pension plans as of December 31, 2002 and 2001:

                                                           UNITED STATES                   CANADA                 INTERNATIONAL
                                                      ----------------------        ---------------------     --------------------
                                                        2002          2001           2002          2001         2002        2001
                                                      ---------    ---------        --------     --------     --------    --------
 FUNDED STATUS
 Projected benefit obligation, beginning of year      $ 227,730    $ 657,678        $ 82,347     $ 82,202      $ 6,576    $100,406
 Service cost                                                28           20           2,871        3,169            -          76
 Interest cost                                           14,962       23,107           5,232        5,523          358       4,382
 Actuarial loss (gain)                                   15,668      181,673          (2,764)         699           86        (511)
 Effect of settlement                                         -     (608,323)              -            -            -     (99,144)
 Foreign currency adjustments                                 -            -             677       (3,030)         710       1,367
 Benefits paid                                          (11,126)     (26,425)         (5,252)      (6,216)         (84)          -
                                                      ---------    ---------        --------     --------     --------    --------
 Projected benefit obligation, end of year            $ 247,262    $ 227,730        $ 83,111     $ 82,347      $ 7,646     $ 6,576
                                                      ---------    ---------        --------     --------     --------    --------
 Fair value of plan assets, beginning of year         $ 401,882    $ 935,729        $ 85,283     $ 96,690     $ 22,048    $118,932
 Actual return on assets                                 (8,144)     103,635          (2,363)      (1,959)         962         503
 Foreign currency adjustments                                 -            -             750       (3,232)       2,377       1,757
 Effect of settlement                                         -     (611,057)              -            -            -     (99,144)
 Benefits paid                                          (11,126)     (26,425)         (5,252)      (6,216)         (84)          -
                                                      ---------    ---------        --------     --------     --------    --------
 Fair value of plan assets, end of year               $ 382,612    $ 401,882        $ 78,418     $ 85,283     $ 25,303    $ 22,048
                                                      ---------    ---------        --------     --------     --------    --------
 Excess (shortfall) of plan assets over projected
     benefit obligation                               $ 135,350    $ 174,152        $ (4,693)     $ 2,936     $ 17,657    $ 15,472
 Unrecognized net loss                                   50,756        7,486          19,056       12,634        3,394       3,072
                                                      ---------    ---------        --------     --------     --------    --------
 Prepaid pension cost                                 $ 186,106    $ 181,638        $ 14,363     $ 15,570     $ 21,051    $ 18,544
                                                      ---------    ---------        --------     --------     --------    --------
 Assumptions:
      Discount rates                                       6.8%         6.8%            6.5%         7.0%         5.0%        5.0%
      Expected return on plan assets                       6.0%         6.8%            8.0%         8.0%         5.0%        8.3%
      Rate of compensation increase                           -            -            4.0%         4.0%            -        5.0%

DEFINED CONTRIBUTION SAVINGS PLANS

Savings plans are maintained in Canada, the United States and the United Kingdom. Only the savings plan in the United Kingdom requires Corporation contributions for all employees who are eligible to participate in the retirement plans. These annual contributions consist of a retirement savings benefit contributions ranging from 1% to 3% of annual eligible compensation depending upon age. For all savings plans, if an employee contribution is made, a portion of such contribution may be eligible for a contribution match by the Corporation. For 2002, the defined contribution savings plan expense was $8,745 (2001 -- $6,913; 2000 -- $4,667).

15. POSTRETIREMENT HEALTH CARE AND LIFE INSURANCE BENEFITS

The Corporation provides postretirement health care and life insurance benefits to certain grandfathered United States employees and to all eligible Canadian employees.

The components of net postretirement benefit cost are as follows:


                                           2002          2001       2000
                                         --------     --------     --------
POSTRETIREMENT BENEFIT COST
Service cost                             $  2,087     $  1,638     $  1,450
Interest cost                              17,373       13,939       13,430
Amortization of  net loss                   1,846           51           --
Amortization of  prior service credit      (6,282)      (6,282)      (6,282)
                                         --------     --------     --------
Net postretirement benefit cost          $ 15,024     $  9,346     $  8,598
                                         ========     ========     ========


The following provides a reconciliation of the benefit obligation and the accrued postretirement benefit cost at December 31, 2002 and 2001:

                                                                              2002          2001
                                                                           ---------      ---------
 ACCRUED POSTRETIREMENT BENEFIT COST
 Projected postretirement benefit obligation, beginning of year            $ 247,464      $ 181,085
 Service cost                                                                  2,087          1,638
 Interest cost                                                                17,373         13,939
 Actuarial loss                                                                3,169         64,485
 Foreign currency adjustment                                                     127           (468)
 Benefits paid                                                               (12,982)       (13,215)
                                                                           ---------      ---------
 Projected postretirement benefit obligation, end of year                  $ 257,238      $ 247,464
 Contributions paid in December                                               (1,012)          (587)
 Unrecognized net (loss)                                                     (49,913)       (48,526)
 Unrecognized prior service credit                                            35,031         41,313
                                                                           ---------      ---------
 Accrued postretirement benefit cost                                       $ 241,344      $ 239,664
                                                                           ---------      ---------

 ASSUMPTIONS
 Weighted average discount rate                                                  6.7%           7.2%
 Weighted average health care cost trend rate:
      Before age 65                                                             11.4%          11.8%
      After age 65                                                              13.3%          13.7%
      The healthcare cost trend rate will gradually decline to the ultimate trend rate then remain level thereafter
 Weighted average ultimate health care cost trend rate                           6.0%           6.0%
 Year in which ultimate health care cost trend rate will be achieved
      Canada                                                                    2008           2008
      United States:
           Before age 65                                                        2011           2011
           After age 65                                                         2013           2013

The following is the effect of a 1% increase in the assumed health care cost trend rates for each future year on:
     Accumulated postretirement benefit obligation                         $  12,099      $  13,905
     Aggregate of the service and interest cost components of net
      postretirement benefit cost                                                910          1,182

The following is the effect of a 1% decrease in the assumed health care cost trend rates for each future year on:
     Accumulated postretirement benefit obligation                         $  10,850      $  12,244
     Aggregate of the service and interest cost components of net
      postretirement benefit cost                                                842          1,055

16. DISPOSITIONS AND ASSETS HELD FOR DISPOSITION

          COMPANY                                           NATURE OF BUSINESS                                DISPOSITION DATE
          -------                                           ------------------                                ----------------
DISPOSITIONS
Colleagues Group plc        Provider of direct marketing services in the United Kingdom                       March 2001
Phoenix Group, Inc.         Provider of telemarketing customer relationship management in the United States   October 2001

In 2001, net sales of $68,251(2000 -- $132,728) and losses from operations of $47,465 (2000 - - $25,998) relating to the divested businesses, are included in the Corporation's Commercial segment results. The Phoenix Group was sold for cash proceeds of $26,009 and $2,526 was received for the Colleagues Group. The net loss of $7,540 on these dispositions was recorded in investment and other income.

In the fourth quarter of 2001, based on a current valuation of a non-core business held for disposition, the Corporation wrote-off the remaining goodwill amounting to $28,528 recorded in the Commercial business segment. The valuation criteria includes in part, earnings potential, revenue and operating multiples, and other industry standards. Included in the results of the Commercial segment are net sales of $201,497 (2001 -- $191,350; 2000 -- $213,889) and operating income of $12,947 (operating losses of $21,491 in 2001, and income of $358 in 2000) for this business.

17. RESTRUCTURING AND OTHER CHARGES

For the years ended December 31, 2002 and 2001, the Corporation recorded restructuring provisions as follows:

                                       2002                                    2001
                   -------------------------------------    ------------------------------------
                      Employee       Other                   Employee        Other
                   Terminations     Charges      Total      Terminations     Charges     Total
                   ------------   -----------   --------    -------------   --------    --------
Forms and Labels    $  4,395      $     --      $  4,395      $ 33,597      $  9,422    $ 43,019
Outsourcing               --            --            --         4,138            --       4,138
Commercial                --            --            --        28,365         7,639      36,004
Corporate                 --            --            --        10,894        48,480      59,374
                    --------      ---------     --------      --------      --------    --------
                    $  4,395      $     --      $  4,395      $ 76,994      $ 65,541    $142,535
                    ========      =========     ========      ========      ========    ========

In the fourth quarter of 2002, the Corporation recorded a restructuring provision of $4,395 for workforce reduction of 154 employees, primarily related to the closure of a plant.

The 2001 restructuring plan was directed at streamlining the Corporation's processes and significantly reducing its cost structure. The restructuring provision included $76,994 for severance and other termination benefits for 3,366 employees (substantially all employees were terminated by December 31, 2002), $52,041 for lease terminations, $9,200 for facility closings, $3,600 for onerous contracts and $700 for other incremental exit costs.

In the fourth quarter of 2002 and 2001, the Corporation reversed $5,245 and $12,856, respectively, of the restructuring reserve due to the favorable settlement of liabilities for obligations and future payments related to the disposition of the European and Asian forms business. The Corporation recorded a net reversal of $24,033 of restructuring charges under the 1998 restructuring plan during the fourth quarter of 2000. In 2000, the reversals resulted from facility closing costs that were lower than originally estimated and subleasing these facilities on more favorable terms than originally estimated.

The reconciliation of the restructuring reserve at December 31, 2002, is as follows:

                          Balance at                                Balance at
                          December 31,  Provision,                  December 31,
                            2001          Net        Cash Paid        2002
                         ---------     ---------     ---------     ---------
Employee terminations    $  41,955     $   4,395     $ (32,031)    $  14,319
Other                       84,718        (5,245)      (12,352)       67,121
                         ---------     ----------    ---------     ---------
                         $ 126,673     $    (850)    $ (44,383)    $  81,440
                         =========     ==========    ==========    =========

The restructuring reserves classified as "other" of $67,121 at December 31, 2002, primarily consist of the estimated remaining payments related to lease terminations and facility closing costs. Payments on these lease obligations continue until 2010. Market conditions and the Corporation's ability to sublease these properties may affect the ultimate charge related to its lease obligations. Any potential recovery or additional charge may affect amounts reported in the consolidated financial statements of future periods. The Corporation anticipates that payments associated with employee terminations will be substantially completed by the end of 2003.

At December 31, 2002, the restructuring reserve includes approximately $63,769 and $13,286 related to the 2001 and 1998 restructuring plans, respectively, primarily related to lease payments.

During 2002, the Corporation recorded a other charges of $16,746 associated with the redemption of $100 million of senior guaranteed notes and an executive separation of $9,202, included in selling, general and administrative expenses.

For the year ended December 31, 2001, the Corporation recorded other charges as follows:

                                                Selling,
                                              General and        Depreciation         Investment      Interest, Debt
                                Cost of      Administrative           and              and Other       Settlement,
                                 Sales           Expense          Amortization          Income        and Issue Cost      Total
                               -------       --------------      --------------       ----------      --------------     --------
Forms and Labels               $   861           $ 4,287            $ 21,873           $     -            $     -        $ 27,021
Outsourcing                          -                 -                 342                 -                  -             342
Commercial                       5,685               332              89,551             4,014                  -          99,582
Corporate                       61,209            41,212              19,627               928             11,617         134,593
                               -------       --------------      --------------       ----------      --------------     --------
                               $67,755           $45,831            $131,393           $ 4,942            $11,617        $261,538
                               =======       ==============      ==============       ==========      ==============     ========

Included in cost of sales and selling, general and administrative expenses is a charge of $11,165 for the write-off of inventory and accounts receivable relating to exiting certain non-core businesses. The Corporation also recorded a net loss of $96,605 (of which $61,209 was included in cost of sales and $35,396 in selling, general and administrative expenses) associated with the partial settlement of the U.S. pension plan, which was curtailed as of December 31, 2000, and other cash charges of $4,816 included in selling, general and administrative expense. A charge of $11,617 related to the partial redemption of the $100 million of senior guaranteed notes and the conversion of the subordinated convertible debentures is included in debt settlement cost and $1,000 for legal and other professional fees is in selling, general and administrative expense. Non-cash charges of $131,393 related to the write-down of goodwill of non-core businesses to be disposed of and asset impairments are included in depreciation and amortization. Asset impairments relate to write-offs of property, plant and equipment (see Note 5) and capitalized software (see Note 8). For the write-down of goodwill for non-core businesses to be disposed of, one non-core business was subsequently sold in 2001 and the other non-core business is being held for sale (see Note 16). A loss on disposition of non-core businesses of $4,014 and $928 for the write-down of investments were charged to investment and other income (see Note 7 and Note
16).

During 2000, the Corporation recorded net other charges of $20,913, related to non-cash charges of $34,717 for write-down of a non-core asset held for disposal and the impairment of a component of the ERP asset, both included in depreciation and amortization; loss on disposal of investment in JetForm Corporation of $8,474; the write-down of a permanently impaired investment of $3,500; and $4,885 of other charges. These charges were offset by the reversal of a restructuring reserve of $24,033 and a gain on the curtailment of the Corporation's U.S. pension plan of $6,630.

18. INCOME TAXES

The components of earnings (loss) before income taxes and minority interest for the three years ended December 31, 2002, 2001 and 2000, are as follows:

                                                                 2002         2001           2000
                                                             ---------     ---------     ---------
EARNINGS (LOSS) BEFORE INCOME TAXES AND MINORITY INTEREST
Canada                                                       $  (1,182)    $ (68,232)    $ (40,787)
United States                                                   32,242      (331,585)      (78,991)
Other countries                                                 46,292        11,397        38,186
                                                             ---------     ---------     ---------
                                                             $  77,352     $(388,420)    $ (81,592)
                                                             =========     =========     =========

                                                2002                        2001                     2000
                                          -------------------        -------------------      ---------------------
                                          Current    Deferred        Current    Deferred      Current      Deferred
                                         --------     --------     --------     --------     --------     --------
PROVISION (RECOVERY) FOR INCOME TAXES
Canada                                   $     66     $   (160)    $    469     $     54     $     73     $    364
United States                              25,931      (27,879)         189      (36,826)        (158)     (21,706)
Other countries                             3,585          266        2,933          379        5,631       (2,352)
Withholding taxes                             663           --          610           --          771           --
                                          --------     --------     --------     --------     --------     --------
                                          $ 30,245     $(27,773)    $  4,201     $(36,393)    $  6,317     $(23,694)
                                          ========     ========     ========     ========     ========     ========

Deferred income taxes result from a number of temporary differences in the jurisdictions in which the Corporation and its subsidiaries operate. These differences and the tax effects of each are as follows:

                                     2 0 0 2      2 0 0 1      2 0 0 0
                                    --------     --------     --------
DEFERRED INCOME TAXES
Depreciation                        $ (1,940)    $   (459)    $    319
Pensions                               1,615      (36,493)       6,151
Unearned revenue                       2,421           --      (10,847)
Postretirement benefits                  374           --        1,869
Restructuring                         18,566           --       16,548
Tax benefit of loss carryforward     (42,350)          --      (38,244)
Other                                 (6,459)         559          510
                                    --------     --------     --------
                                    $(27,773)    $(36,393)    $(23,694)
                                    ========     ========     ========

Temporary differences and tax loss carryforwards, which give rise to deferred income tax assets and liabilities are as follows:

                                                     2002         2001
                                                  ---------    ---------
DEFERRED INCOME TAX ASSETS
Postretirement benefits                            $ 93,647     $ 94,092
Tax benefit of loss carryforwards                   142,739      154,605
Pensions                                              9,235          672
Restructuring                                        20,062       45,736
Other                                                62,162       57,648
                                                  ---------    ---------
                                                    327,845      352,753
Valuation allowance                                (113,917)    (166,695)
                                                  ---------    ---------
                                                  $ 213,928    $ 186,058
                                                  =========    =========

DEFERRED INCOME TAX LIABILITIES
Depreciation                                       $ 36,127     $ 50,561
Pensions                                             79,135       77,968
Other                                                25,482       10,341
                                                  ---------    ---------
                                                  $ 140,744    $ 138,870
                                                  ---------    ---------
Net deferred income tax asset                      $ 73,184     $ 47,188
                                                  =========    =========
Distributed as follows:
     Current deferred income tax asset               31,912       13,566
     Current deferred income tax liability            3,184          324
     Long-term deferred income tax asset             53,938       47,651
     Long-term deferred income tax liability          9,482       13,705
                                                  =========    =========

The effective rates of tax for each year compared with the statutory Canadian rates were as follows:

                                                                  2002      2001     2000
                                                                  ----     -----     -----
EFFECTIVE TAX EXPENSE (RECOVERY) RATE
Canada:
     Combined federal and provincial statutory rate               38.4%    (41.6)%   (43.2)%
     Corporate surtax                                              1.1      (1.1)     (1.1)
     Manufacturing and processing rate reduction                  (4.0)      5.4       6.0
                                                                  ----     -----     -----
Expected income tax expense (recovery) rate                       35.5     (37.3)    (38.3)
Tax rate differences in other jurisdictions                       (8.0)     (2.2)    (18.1)
Losses for which a benefit (has) has not been provided - net     (27.2)      4.7      17.8
Restructuring costs                                               (0.4)     12.2      (1.6)
Impaired assets                                                     --       6.4      --
International divestiture                                         (0.1)      5.4      --
Non-deductible goodwill amortization and write-downs               1.0       3.0      17.1
Other                                                              2.4      (0.5)      1.8
                                                                  ----     -----     -----
Total consolidated effective tax expense (recovery) rate           3.2%     (8.3)%   (21.3)%
                                                                  ====     =====     =====

At December 31, 2002, the Corporation has tax loss carryforwards totaling $353 million. Of this amount, a valuation allowance has been recorded against $239 million. Of the $239 million, approximately $106 million expires between 2003 and 2012 and $133 million has no expiration. In addition, the Corporation has recorded a valuation allowance against approximately $55 million of temporary differences that are available for utilization in future years.

The 2002 difference between the statutory rate and the effective rate relates to lower tax rates in non-U.S. jurisdictions offset by the inability to recognize the tax benefit from certain foreign operating losses, combined with a partial reduction in the deferred tax valuation allowance (which is based on estimates of future taxable income), the resolution of an income tax refund, partially offset by required tax reserves. In 2001, the effective income tax benefit resulted from the partial recognition of operating losses.

The valuation allowance at December 31, 2002, relates to net operating losses generated in the United States, Canada, Latin America and Europe (which have limited carry-forward periods), and future deductible expense. The decrease (increase) in the valuation allowance of approximately $53 million and $(103) million for 2002 and 2001, respectively, primarily relates to amounts recorded against deferred tax assets in the United States.

The Corporation has reduced the valuation allowance for a portion of its deferred tax assets to the extent that it believes based on the weight of available evidence, it is more likely than not that those assets will be realized.

19. EARNINGS PER  SHARE

                                                              2002             2001            2000
                                                            ---------       ---------        ---------
Net earnings (loss) available to common shareholders        $  73,258       $(373,383)       $ (66,372)
Weighted average number of common shares outstanding:
  Basic                                                       111,556          88,648           88,457
  Dilutive options (a)                                          2,219              --               --
  Contingent shares (see Note 10)                                 247              --               --
                                                            ---------       ---------        ---------
  Diluted                                                     114,022          88,648           88,457
                                                            ---------       ---------        ---------
Earnings (loss) per share
  Basic                                                     $    0.66       $   (4.21)       $   (0.75)
  Diluted                                                   $    0.64       $   (4.21)       $   (0.75)

(a) For 2001 and 2000, the diluted options are excluded as their effect would be anti-dilutive.

20. SEGMENTED INFORMATION

The Corporation operates in the printing industry with three distinct operating segments based on the way management assesses information on a regular basis for decision-making purposes. The three segments are Forms and Labels, Outsourcing and Commercial. These segments market print and print related products and services to a geographically diverse customer base.

As a result of acquiring the remaining interest in Quality Color Press, Inc. (see Note 3), management has reclassified this business from the Commercial segment to the Forms and Labels segment in order to reflect the business synergies and integration plans.

FORMS AND LABELS

In this segment, the Corporation derives its revenues from operations in the United States, Canada and Latin America. This segment designs and manufactures business forms, labels and related products, systems and services which include:

-   Custom continuous forms, cut sheets and multipart forms
-   Print services
-   Self mailers
-   Electronic forms and services
-   Integrated form-label application
-   Proprietary label products
-   Pressure sensitive labels
-   Security documents
-   Logistics, warehouse and inventory management

OUTSOURCING

In this segment, the Corporation derives revenues from its Business Communications Services ("BCS") operations in the United States and Canada by offering outsourcing services for electronic printing, imaging, processing and distribution. BCS also manages custom, high-volume mailing applications. Products include:

-   Bill and service notifications
-   Insurance policies
-   Special notices
-   Telecommunication cards
-   Investment, banking, credit card, tax and year-end financial statements
-   Licenses

COMMERCIAL

In this segment, the Corporation derives its revenues from operations in the United States and Europe mainly by producing highly personalized communications and database driven publications including:

-   Creation and production of personalized mail
-   Database management and segmentation services
-   Direct marketing program development
-   Response analysis services
-   Digital color printing
-   Annual reports
-   Corporate image and product brochures
-   Catalogs
-   Market inserts
-   Promotional materials

Other products within the Commercial segment include:

-   Variable-imaged bar codes
-   Printers, applicators and software products and solutions
-   Post processing equipment

OPERATING SEGMENTS
Years ended December 31,
Expressed in thousands of U.S. Dollars

                                              Forms and Labels     Outsourcing       Commercial     Consolidated
----------------------------------------------------------------------------------------------------------------

2002

Total revenue                                   $ 1,129,483      $   317,848      $   606,917      $ 2,054,248
Intersegment revenue                                 (3,636)          (1,749)         (10,824)         (16,209)
----------------------------------------------------------------------------------------------------------------
Sale to customers outside the enterprise          1,125,847          316,099          596,093        2,038,039
----------------------------------------------------------------------------------------------------------------
Segment operating income                            132,736           61,374           50,562          244,672
----------------------------------------------------------------------------------------------------------------
Non-operating expenses                                                                                (142,149)
                                                                                                   -----------
Income from operations                                                                                 102,523
----------------------------------------------------------------------------------------------------------------
Segment assets                                      581,660          114,514          324,533        1,020,707

Corporate assets including investments                                                                 419,052
                                                                                                   -----------
Total assets                                                                                         1,439,759
----------------------------------------------------------------------------------------------------------------
Capital asset depreciation and amortization          56,811           14,969           14,966           86,746
----------------------------------------------------------------------------------------------------------------
Capital expenditures                                 20,256            4,416            7,273           31,945
----------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------
2001 (Reclassified)
Total revenue                                   $ 1,198,173      $   341,485      $   636,343      $ 2,176,001
Intersegment revenue                                 (3,704)          (2,006)         (15,717)         (21,427)
----------------------------------------------------------------------------------------------------------------
Sale to customers outside the enterprise          1,194,469          339,479          620,626        2,154,574
----------------------------------------------------------------------------------------------------------------
Segment operating income (loss)                      43,445           49,508          (90,904)           2,049
----------------------------------------------------------------------------------------------------------------
Non-operating expenses                                                                                (344,373)
                                                                                                   -----------
Loss from operations                                                                                  (342,324)
----------------------------------------------------------------------------------------------------------------
Segment assets                                      645,178          117,243          261,486        1,023,907
Corporate assets including investments                                                                 313,079
                                                                                                   -----------
Total assets                                                                                         1,336,986
----------------------------------------------------------------------------------------------------------------
Capital asset depreciation and amortization         111,875           19,383          107,814          239,072
----------------------------------------------------------------------------------------------------------------
Capital expenditures                                 18,902           16,124           10,376           45,402
----------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------
2000 (Reclassified)
Total revenue                                   $ 1,246,800      $   297,851      $   730,896      $ 2,275,547
Intersegment revenue                                   (690)          (1,082)         (15,357)         (17,129)
----------------------------------------------------------------------------------------------------------------
Sale to customers outside the enterprise          1,246,110          296,769          715,539        2,258,418
----------------------------------------------------------------------------------------------------------------
Segment operating income (loss)                      72,105           43,126          (10,706)         104,525
----------------------------------------------------------------------------------------------------------------
Non-operating expenses                                                                                (150,759)
                                                                                                   -----------
Loss from operations                                                                                   (46,234)
----------------------------------------------------------------------------------------------------------------
Segment assets                                      856,457          109,847          428,692        1,394,996
Corporate assets including investments                                                                 348,591
                                                                                                   -----------
Total assets                                                                                         1,743,587
----------------------------------------------------------------------------------------------------------------
Capital asset depreciation and amortization          84,264           19,276           47,978          151,518
----------------------------------------------------------------------------------------------------------------
Capital expenditures                                 61,677           10,651           32,253          104,581
----------------------------------------------------------------------------------------------------------------

GEOGRAPHIC INFORMATION

Years ended December 31,
Expressed in thousands of U.S. Dollars

                                                               UNITED
                                                CANADA         STATES     INTERNATIONAL    CONSOLIDATED
-------------------------------------------------------------------------------------------------------
2002
Sale to customers outside the enterprise      $  208,192     $1,607,418     $  222,429     $2,038,039
Capital assets, goodwill and intangibles          51,491        369,544         36,583        457,618

2001
Sale to customers outside the enterprise      $  199,628     $1,689,954     $  264,992     $2,154,574
Capital assets, goodwill and intangibles          39,091        356,675         43,931        439,697

2000
Sale to customers outside the enterprise      $  222,311     $1,685,680     $  350,427     $2,258,418
Capital assets, goodwill and intangibles          49,736        540,649         77,243        667,628


21. LEASE COMMITMENTS

At December 31, 2002, lease commitments require future payments as follows:

2003                   $35,069
2004                   $28,073
2005                   $21,238
2006                   $16,185
2007                   $12,564
2008 and thereafter    $36,669

Rent expense amounted to $52,137 in 2002 (2001 - $56,499; 2000 - $69,897).

22. CONTINGENCIES

At December 31, 2002, certain lawsuits and other claims were pending against the Corporation. While the outcome of these matters is subject to future resolution, management's evaluation and analysis of such matters indicates that, individually and in the aggregate, the probable ultimate resolution of such matters will not have a material effect on the Corporation's consolidated financial statements.

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

The Corporation has been identified as a Potentially Responsible Party ("PRP") at the Dover, New Hampshire Municipal Landfill, a United States Environmental Protection Agency Superfund Site. The Corporation has been participating with a group of approximately 26 other PRP'S to fund the study of and implement remedial activities at the site. Remediation at the site has been on-going and is anticipated to continue for at least several years. The total cost of the remedial activity was estimated to be approximately $26,000. The Corporation's share is not expected to exceed $1,500. The Corporation believes that the reserves are sufficient based on the present facts and recent tests performed at this site.

As described in Note 3, the Corporation may be required to pay a termination fee of up to $27.5 million if the Corporation terminates its merger agreement with Wallace.

23. FINANCIAL INSTRUMENTS

At December 31, 2002, the aggregate amount of forward exchange contracts used as hedges was approximately $13,600 (2001- $13,700). Gains and losses from these contracts, for all years presented, were not significant.

The notional amount of interest rate swaps at December 31, 2002, use to hedge exposure to fluctuations in interest rates on the Term Loan B Facility was $150 million (see Note 10).

The Corporation may be exposed to losses if the counterparties to the above contracts fail to perform. The Corporation manages this risk by dealing only with financially sound counterparties and by establishing dollar and term limits for each counterparty. The Corporation does not use derivative financial instruments for trading or speculative purposes.

24. CASH FLOW DISCLOSURE

For the year ended December 31, 2001, the following non-cash transactions are required to be disclosed for both Canadian and U.S. GAAP as follows:

---------------------------------------------------
Subordinated convertible debentures         $71,506

Inducement to certain debenture holders      15,345
---------------------------------------------------


25. DIFFERENCES BETWEEN CANADIAN AND UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES

The continued registration of the common shares of the Corporation with the Securities and Exchange Commission ("SEC") and listing of the shares on the NYSE require compliance with the integrated disclosure rules of the SEC.

The accounting policies in Note 1 and accounting principles generally accepted in Canada are consistent in all material aspects with United States generally accepted accounting principles (U.S. GAAP) with the following exceptions.

PENSIONS AND POSTRETIREMENT BENEFITS

With the adoption of CICA Handbook Section 3461, Employee Future Benefits, effective January 1, 2000, there is no longer any difference in the method of accounting for these costs. However, the transitional rules for implementing the new Canadian standard continue to result in U.S. GAAP reporting differences. Under CICA Handbook Section 3461, all past net gains (losses), net assets and prior service costs were recognized as of the date of adoption. Under U.S. GAAP, net gains (losses), net assets and prior service costs which occurred before January 1, 2000 are recognized over the appropriate amortization period.

STATEMENT OF CASH FLOWS

For Canadian GAAP the Statements of Cash Flows discloses the net change in cash resources, which is defined as cash and cash equivalents less bank indebtedness. U.S. GAAP requires the disclosure of cash and cash equivalents. Under U.S. GAAP, net cash provided by (used in) financing activities for 2002, 2001, and 2000 would be $(10,962), $(66,315), and $18,451, respectively. Cash and cash equivalents are the same for both Canadian and U.S. GAAP.

INCOME TAXES

The liability method of accounting for income taxes is used for both Canadian and U.S. GAAP. However, under U.S. GAAP, temporary differences are tax effected at enacted rates, whereas under Canadian GAAP, temporary differences are tax effected using substantively enacted rates and laws that will be in effect when the differences are expected to reverse (see Note 18).

ACCOUNTING FOR CERTAIN INVESTMENTS IN DEBT AND EQUITY SECURITIES

U.S. GAAP requires net unrealized gains (losses) on available-for-sale securities to be reported as a separate component of shareholders' equity until realized, whereas under Canadian GAAP such investments are carried at cost with no effect on net income or shareholders' equity. Under both Canadian and U.S. GAAP, impairments deemed to be other than temporary would be charged to earnings.

STOCK COMPENSATION

The adoption of CICA Handbook, Section 3870 - Stock-Based Compensation and Other Stock-Based Payments, reduced most prospective differences in accounting for these costs between Canadian GAAP and U.S. GAAP. The pro forma disclosures of net income and earnings per share under the fair value method of accounting for stock options will continue to differ as CICA Handbook Section 3870 is applicable for awards granted on or after January 1, 2002. For both Canadian and U.S. GAAP the Corporation uses the intrinsic value method for accounting for stock options. Prior to CICA Handbook Section 3870, recognition of compensation expense was not required for the Corporation's Series 1 Preference Share options, whereas under U.S. GAAP, the expense is measured at the fair value of the Preference Share options, less the amount the employee is required to pay, and is accrued over the vesting period.

In April 2002, the shareholders of the Corporation approved the amendment of the options to purchase Series 1 Preference Shares (the "Preference Shares") to eliminate the cash-out provision and to make them exercisable for one common share per each Preference Share option. The exercise price and the number of Preference Share options remained unchanged. This amendment effectively made these options common share equivalents for diluted earnings per share computations. The transition rules for CICA Handbook Section 3870 required that these common share equivalents be considered outstanding as of the beginning of the year, whereas for U.S. GAAP purposes, these Preference Share options were not considered common share equivalents until amended. The difference in the weighted average common shares between Canadian and U.S. GAAP relates solely to the amendment of the Preference Share options.

Additionally, no compensation expense or pro forma compensation expense is required to be recognized in the current and future periods under Canadian GAAP pursuant to CICA Handbook Section 3870, whereas under U.S. GAAP, unearned compensation cost will be recognized over the remaining vesting period (through December 11, 2004) based on the intrinsic value of the option on the date of approval. Pro forma fair value compensation expense will also be recorded under U.S. GAAP for the Preference Shares commencing on the amendment date. Compensation expense under U.S. GAAP for 2002 and 2001, was $11,839 and $2,700, respectively. In accordance with the transition rules for CICA Handbook Section 3870, no compensation expense was recorded for the Preference Shares for Canadian GAAP.

COMPREHENSIVE INCOME

Statement of Financial Accounting Standards ("SFAS") No. 130 requires disclosure of comprehensive income and its components. Comprehensive income is the change in equity of the Corporation from transactions and other events other than those resulting from transactions with owners, and is comprised of net income and other comprehensive income. The components of other comprehensive income for the Corporation are unrealized foreign currency translation adjustments, change in fair value of derivatives and unrealized gains (losses) on available-for-sale securities. Under Canadian GAAP, there is no standard for reporting comprehensive income.

ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

For U.S. GAAP purposes the Corporation's interest rate swaps are designated as cash flow hedges and changes in their fair value are recorded in other comprehensive income. Under Canadian GAAP, there is no standard requiring the recognition of the fair value of derivatives through comprehensive income.

FOREIGN CURRENCY TRANSLATION

Under U.S. GAAP, foreign currency translation gains or losses are only recognized on the sale or substantial liquidation of a foreign subsidiary. Under Canadian GAAP, a foreign currency gain or loss due to a partial liquidation is recognized in income.

BUSINESS PROCESS REENGINEERING

Under U.S. GAAP, business process reengineering activities are expensed as incurred. Prior to October 28, 1998, Canadian GAAP permitted these costs to be capitalized or expensed. Subsequent to October 28, 1998, Canadian GAAP requires expensing these costs. Prior to October 28, 1998, the Corporation capitalized business process reengineering costs and classified them as computer software.

In 2000, certain deployment and training costs related to the implementation of the Corporation's ERP system were expensed for U.S. GAAP purposes and capitalized for Canadian GAAP purposes. In those years, such expenses exceeded the amortization differential since the ERP system was not placed in service until 2000. In 2002 and 2001, the U.S. GAAP reconciling item for computer software relates solely to the amortization differential of the capitalized amounts.

CONVERTIBLE DEBENTURES

Canadian GAAP requires that a portion of the subordinated convertible debentures be classified as equity. The difference between the carrying amount of the debenture and contractual liability is amortized to earnings. U.S. GAAP requires classification of subordinated convertible debentures as a liability.

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

Under U.S. GAAP, when convertible debt is converted to equity securities, unamortized deferred debt issuance costs are charged to share capital. Under Canadian GAAP, these costs are charged to earnings.

The components of "Debt conversion costs" included in the U.S. GAAP reconciliation for 2001 are as follows:

Inducement shares issued         $(15,345)
Deferred debt issuance costs
                                   10,396

Contingent consideration           (2,000)
                                 --------
Debt conversion costs            $ (6,949)
                                 ========


The value of the inducement shares represents the fair market value of 1,650,000 of the Corporation's common shares and is based upon the closing price of these shares on the NYSE on December 28, 2001, the date the shares were issued. For Canadian GAAP purposes, the fair value of the inducement shares was charged to equity and additionally shown on the statement of operations as a reduction to the amount available to common shareholders in the calculation of earnings per share. For U.S. GAAP purposes, the fair value of the inducement shares was recognized as an increase to share capital and recognized as a charge to earnings for the period. The deferred debt issuance costs represent the unamortized balance of the deferred issuance costs related to the convertible debentures at conversion. For Canadian GAAP purposes, these costs were recognized in earnings for the period, whereas for U.S. GAAP purposes, these costs were recorded as a component of share capital. The contingent consideration represents the right granted with the inducement shares for the holder to potentially receive additional consideration in the future based on the 20-day weighted average share price of the Corporation's stock at December 31, 2002 and 2003 (see Note 10). For Canadian GAAP purposes, to the extent that any stock or cash is paid, it will be recorded as a charge to retained earnings. For U.S. GAAP purposes, the fair value of this contingent consideration is recognized in earnings and recorded at fair market value in subsequent reporting periods. The fair value of the consideration was based upon an independent third party valuation using an option pricing valuation model that includes, but is not limited to the following factors: the Corporation's stock price volatility; cost of borrowings; and certain equity valuation multiples.

SETTLEMENTS OF PENSION PLANS

Under U.S. GAAP, a gain or loss arising upon the settlement of a pension plan is only recognized once responsibility for the pension obligation has been relieved. Under Canadian GAAP, prior to January 1, 2000, an intention to settle or curtail a pension plan that was expected to result in a loss, required recognition once the amount was likely and could be reasonably estimated.

The following tables provide a reconciliation of net earnings (loss) as reported under Canadian GAAP to net earnings (loss) under U.S. GAAP.


                                             2002           2001           2000
-------------------------------------------------------------------------------
Net earnings (loss) as reported         $  73,258      $(358,038)     $ (66,372)
U.S. GAAP ADJUSTMENTS:

     Pension expense                        4,199        144,917         18,263
     Postretirement benefits               17,290         17,275         18,833
     Computer software                      6,764         17,287         (2,300)
     Interest expense                          --            258             --
     Debt conversion costs                    832         (6,949)            --
     Stock-based compensation             (11,839)        (2,700)            --
     Income taxes                          (6,726)       (82,014)       (13,728)
-------------------------------------------------------------------------------
Net earnings (loss) under U.S. GAAP     $  83,778      $(269,964)     $ (45,304)

Earnings (loss) per share:
     Basic                              $    0.75      $   (3.05)     $   (0.51)
     Diluted                            $    0.74      $   (3.05)     $   (0.51)
Average shares (in thousands):
     Basic                                111,556         88,648         88,457
     Diluted                              113,298         88,648         88,457
-------------------------------------------------------------------------------



 Comprehensive Income (loss)                                            2002           2001           2000
-----------------------------------------------------------------------------------------------------------
 Net earnings (loss)                                               $  83,778      $(269,964)     $ (45,304)
-----------------------------------------------------------------------------------------------------------
 Other comprehensive income (loss), net of tax:
      Currency translation adjustments                                (5,156)        (1,817)        (8,104)
      Change in fair value of derivatives                             (3,104)            --             --
      Reclassification adjustment for losses included in income           --           (798)        11,092
      Unrealized losses on available-for-sale securities                  --             --         (6,041)
-----------------------------------------------------------------------------------------------------------
 Total comprehensive income (loss)                                 $  75,518      $(272,579)     $ (48,357)
===========================================================================================================

For U.S. GAAP purposes, the costs related to the early extinguishment of debt are classified as an extraordinary item. On September 4, 2002, the Corporation redeemed $100 million of the senior guaranteed notes at a redemption price that includes a net prepayment charge of $16,746 or $10,215 net of taxes. Net earnings before extraordinary items for 2002 is $93,993. Basic and diluted earnings per share before extraordinary items for 2002 are $0.84 and $0.83, respectively.

Gains and (losses) on the disposal of property, plant and equipment for 2002, 2001 and 2000 were $8,730, $(792) and $(2,630), respectively. For U.S. GAAP purposes these amounts are recorded in income from operations.

Interest expense is net of investment income of $1,843, $2,895 and $4,545 for 2002, 2001 and 2000, respectively.

BALANCE SHEET ITEMS

As at December 31,                                      2002                          2001
                                             ------------------------      -------------------------
                                                  AS                          AS
                                               REPORTED     U.S. GAAP       REPORTED       U.S. GAAP
                                             ------------------------      -------------------------
Net pension asset                            $(193,350)     $(129,193)     $(188,024)     $(119,668)
Computer software - net                        (89,208)       (63,672)       (89,763)       (57,463)
Fair value of derivatives-liability                 --          5,089             --             --
Postretirement benefits                        241,344        366,077        239,664        381,687
Deferred income taxes-net                      (73,184)      (156,239)       (47,188)      (134,982)
Accounts payable and accrued liabilities       486,507        481,676        486,626        485,325
Accumulated other comprehensive income        (133,333)      (101,253)      (128,177)       (92,993)
Share capital                                  403,800        405,337        397,761        384,759
Retained earnings (deficit)                    114,601        (50,645)        51,666       (124,100)


The weighted average fair value per option granted in 2002, 2001 and 2000 was $9.26, $3.91 and $0.67, respectively. The estimated fair values were calculated using the Black-Scholes option pricing model and the following assumptions.


                                 2002      2001      2000
----------------------------------------------------------
Risk-free interest rates          4.1%      4.5%      5.5%
Expected lives (in years)           5         5         6
Dividend yield                     --        --       7.6%
Volatility                       48.1%     46.0%     39.0%

The Corporation's U.S. GAAP net income and earnings per share on a pro forma basis using the fair value method are as follows:



                                            2002           2001           2000
--------------------------------------------------------------------------------
Net income (loss)                      $  83,778      $(269,964)     $ (45,304)
Pro forma adjustments, net of tax:
  Stock compensation recorded              7,222             --             --
  Fair value compensation expense        (11,305)        (1,949)        (1,746)
--------------------------------------------------------------------------------
Pro forma net income (loss)            $  79,695      $(271,913)     $ (47,050)
================================================================================
Income (loss) per share
     Basic                             $    0.71      $   (3.07)     $   (0.53)
     Diluted                           $    0.70      $   (3.07)     $   (0.53)
================================================================================

26. PENDING ACCOUNTING STANDARDS

In May 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." Among other things, under the provision of SFAS No. 145, gains and losses from the early extinguishment of debt are no longer classified as an extraordinary item, net of income taxes, but are included in the determination of pretax earnings. The effective date for SFAS No. 145 is for fiscal years beginning after May 15, 2002, with early application encouraged. Upon adoption, all gains and losses from the extinguishment of debt previously reported as an extraordinary item shall be reclassified to pretax earnings. It is anticipated that the adoption of SFAS No. 145 will have no impact on the financial position or results of operations of the Corporation.

In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"). This statement addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant to the guidance that the Emerging Issues Task Force ("EITF") has set forth in EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The principal difference between SFAS 146 and EITF 94-3 is that SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred versus the EITF 94-3 where a liability was recognized on the date an entity committed to an exit plan. SFAS 146 is effective for exit and disposal activities that are initiated after December 31, 2002.

In January 2003, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" ("SFAS 148"). The Statement provides alternative methods of transitioning to the fair value based method of accounting for stock-based employee compensation. Also, this Statement amends the previous disclosure requirements to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.

In November 2002, the FASB issued FASB Interpretation No. 45 ("FIN 45"), Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. This interpretation expands the disclosures to be made by a guarantor in its financial statements about its obligations under certain guarantees and requires the guarantor to recognize a liability for the fair value of an obligation assumed under a guarantee. In general, FIN 45 applies to contracts or indemnification agreements that contingently require the guarantor to make payments to the guaranteed party based on changes in an underlying that is related to an asset, liability, or equity security of the guaranteed party. Certain guarantee contracts are excluded from both the disclosure and recognition requirements of this interpretation. Other guarantees are subject to the disclosure requirements of FIN 45 but not to the recognition provisions and include, among others, a guarantee accounted for as a derivative instrument under SFAS 133. The disclosure requirements of FIN 45 are effective for the Corporation as of December 31, 2002, and require disclosure of the nature of the guarantee, the maximum potential amount of future payments that the guarantor could be required to make under the guarantee, and the current amount of the liability, if any, for the guarantor's obligations under the guarantee. The recognition requirements of FIN 45 are to be applied prospectively to guarantees issued or modified after December 31, 2002. Significant guarantees that have been entered into by the Corporation are disclosed in Note 10. The Corporation does not expect the requirements of FIN 45 to have a material impact on results of operations, financial position or liquidity.

In 2002, the CICA Handbook Sections 3063 - Impairment of Long Lived Assets and 3475 - Disposal of Long Lived Assets and Discontinued Operations were issued to harmonize with SFAS No. 144. The standards will require an impairment loss to be recognized when the carrying amount of an asset held for use exceeds the sum of undiscounted cash flows. The impairment loss would be measured as the amount by which the carrying amount exceeds the fair value of the asset. An asset held for sale is to be measured at the lower of carrying cost or fair value less cost to sell. In addition, this guidance broadens the concept of a discontinued operations and eliminates the ability to accrue operating losses expected between the measurement date and the disposal date. CICA Section 3063 is effective for fiscal years beginning on or after April 1, 2003, and CICA Section 3475 applies to disposal activities initiated by an enterprise's commitment to a plan on or after May 1, 2003. The sections will be applied prospectively with early adoption encouraged.

In 2002, the Accounting Standards Board of the CICA issued Accounting Guidelines No. 13 that increases the documentation, designation and effectiveness criteria to achieve hedge accounting. The guideline requires the discontinuance of hedge accounting for hedging relationships established that do not meet the conditions at the date it is first applied. It does not change the method of accounting for derivatives in hedging relationships, but requires fair value accounting for derivatives that do not qualify for hedge accounting. The new guideline is applicable for fiscal years commencing July 1, 2003. The Corporation is evaluating the impact this standard might have on its results of operations and financial position.

27. SUBSEQUENT EVENT

As previously stated in Note 3 on January 16, 2003, the Corporation entered into a definitive merger agreement with Wallace.

MANAGEMENT REPORT

All of the information in this annual report is the responsibility of management and has been approved by the Board of Directors. The financial information contained herein conforms to the accompanying consolidated financial statements, which have been prepared and presented in accordance with accounting principles generally accepted in Canada and necessarily include amounts that are based on judgments and estimates applied consistently and considered appropriate in the circumstances.

The consolidated financial statements as of and for the two year period ended December 31, 2002, have been audited by the Corporation's independent auditors, Deloitte & Touche LLP, and their report is included herein. The consolidated financial statements for the year ended December 31, 2000, have been audited by PricewaterhouseCoopers LLP.

The Corporation maintains a system of internal control that is designed to provide reasonable assurance that assets are safeguarded, that accurate accounting records are maintained, and that reliable financial information is prepared on a timely basis.

To monitor compliance with the system of internal controls and to evaluate its effectiveness, management employs individuals in an ongoing program of internal auditing.

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

/s/ Mark A. Angelson                       /s/ Alfred C. Eckert III
-------------------------------------      ------------------------------------
Mark A. Angelson                           Alfred C. Eckert III
Chief Executive Officer                    Chairman of the Board
February 13, 2003                          February 13, 2003

                          INDEPENDENT AUDITORS' REPORT

TO THE SHAREHOLDERS OF MOORE CORPORATION LIMITED:

We have audited the consolidated balance sheets of Moore Corporation Limited as at December 31, 2002 and 2001 and the consolidated statements of operations, retained earnings and cash flows for the years then ended. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with Canadian generally accepted auditing standards and auditing standards generally accepted in the United States of America. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the Corporation as at December 31, 2002 and 2001 and the results of its operations and its cash flows for the years then ended in accordance with Canadian generally accepted accounting principles.

The financial statements for the year ended December 31, 2000, prior to the change in accounting policy for earnings per share as described in Note 2, the reclassification of segmented information in Note 20 to conform with management's process for making decisions with regard to resource allocation and performance evaluation and reclassification of various amounts to conform to the current year's presentation and disclosure of net loss and net loss per share adjusted to exclude amortization expense related to goodwill as described in
Note 7, were audited by other auditors who expressed an opinion without reservation on those statements in their report dated February 22, 2001. We have audited the adjustments and reclassifications to the 2000 financial statements and, in our opinion, such adjustments and reclassifications, in all material respects, are appropriate and have been properly applied.

(signed)
DELOITTE & TOUCHE LLP
Toronto, Canada
February 12, 2003

COMMENTS BY AUDITORS FOR U.S. READERS ON CANADA-UNITED STATES OF AMERICA REPORTING DIFFERENCE

In the United States of America, reporting standards for auditors require the addition of an explanatory paragraph (following the opinion paragraph) when there are changes in accounting principles that have a material effect on the comparability of the Corporation's financial statements, such as the changes described in Note 2 to the financial statements. Our report to the shareholders dated February 12, 2003 is expressed in accordance with Canadian reporting standards which do not require a reference to such changes in accounting principles in the auditors' report when the change is properly accounted for and adequately disclosed in the financial statements.

(signed)
DELOITTE & TOUCHE LLP
Toronto, Canada
February 12, 2003

AUDITORS' REPORT

TO THE SHAREHOLDERS OF MOORE CORPORATION LIMITED:

We have audited the consolidated statements of operations, retained earnings and cash flows of Moore Corporation Limited for the year ended December 31, 2000. These consolidated financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, these consolidated financial statements present fairly, in all material respects, the results of the Corporation's operations, the changes in its retained earnings and cash flows for the year ended December 31, 2000 in accordance with generally accepted accounting principles in Canada.

/s/ PricewaterhouseCoopers LLP

----------------------------------------
PRICEWATERHOUSECOOPERS LLP
CHARTERED ACCOUNTANTS
Toronto, Canada

February 22, 2001

COMMENTS BY AUDITORS FOR U.S. READERS ON CANADA-U.S. REPORTING DIFFERENCE

In the United States, reporting standards for auditors require the addition of an explanatory paragraph (following the opinion paragraph) when there is a change in accounting principles that has a material effect on the comparability of the Corporation's financial statements, such as the changes for employee future benefits and accounting for income taxes described in Note 2 to the financial statements. Our report to the shareholders dated February 22, 2001 is expressed in accordance with Canadian reporting standards which do not require a reference to such changes in accounting principles in the auditors' report when the change is properly accounted for and adequately disclosed in the financial statements.

/s/ PricewaterhouseCoopers LLP

----------------------------------------
PricewaterhouseCoopers LLP
Chartered Accountants
Toronto, Canada

February 22, 2001

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no disagreements with the independent auditors on accounting and financial disclosure.

                                    PART III.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information regarding the Corporation's Executive Officers appears in the "Executive Officers" section of the end of Part I of this report. In addition, the information regarding the directors of the Corporation appearing in the Management Information Circular and Proxy Statement for the Annual and Special Meeting of Shareholders to be held on April 23, 2003 is incorporated herein by reference. Each director will hold office until the next annual meeting of shareholders or until a successor is elected or appointed.

The information appearing under the caption "Section 6(a) Beneficial Ownership Reporting Compliance" in the Management Information Circular and Proxy Statement for the Annual and Special Meeting of the Shareholders to be held on April 23, 2003, is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

The information regarding the Directors' and Executive Officers' compensation appearing in the Management Information Circular and Proxy Statement for the Annual and Special Meeting of Shareholders to be held on April 23, 2003, is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

See "Item 5. Market for Registrant's Common Shares and Related Shareholder Matters - Securities Authorized for Issuance Under Equity Compensation Plans" for information relating to securities authorized for issuance under equity compensation plans.

The information captioned "Security Ownership of Certain Beneficial Owners and Management" appearing in the Management Information Circular and Proxy Statements for the Annual and Special Meeting of Shareholders to be held on April 23, 2003, is incorporated herein by reference.

Certain officers of the Corporation, including the Chairman, the Chief Executive Officer and the former Chairman, President and Chief Executive Officer, and members of the Board of Directors, were investors in Chancery Lane/GSC Investors L.P., the partnership that owned the $70.5 million aggregate principal amount of 8.70% subordinated convertible debentures due June 30, 2009. The debentures were converted into 21,692,311 common shares on December 28, 2001.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information captioned "Certain Relationships and Related Transactions" appearing in the Management Information Circular and Proxy Statement for the Annual and Special Meeting of Shareholders to be held on April 23, 2003, is incorporated herein by reference.

ITEM 14. CONTROLS AND PROCEDURES

The Corporation's Chief Executive Officer and Chief Financial Officer have conducted an evaluation of the effectiveness of disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended, as of a date within 90 days of the filing of this annual report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this annual report has been made known to them in a timely fashion. There have been no significant changes in internal controls, or in factors that could significantly affect internal controls, subsequent to the date the Chief Executive Officer and Chief Financial Officer completed their evaluation.

                                    PART IV.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

15 (a) Index to documents filed as part of this report:

    1. Financial Statements:

       The following consolidated financial statements and reports of the independent auditors of the Corporation and its subsidiaries are set forth in Item 8:

       Consolidated Balance Sheets at December 31, 2002 and 2001
       Consolidated Statements of Operations for years ended December 31, 2002,
          2001 and 2000
       Consolidated Statements of Retained Earnings for the years ended
          December 31, 2002, 2001 and 2000
       Consolidated Statements of Cash Flows for the years ended
          December 31, 2002, 2001 and 2000
       Notes to Consolidated Financial Statements

    2. Financial Statement Schedules:

       SCHEDULE II - ALLOWANCE FOR DOUBTFUL ACCOUNTS on page 71.

    3. Exhibits

       See Exhibit Index on page 72.

15 (b) The following reports on Form 8-K were filed during the last quarter of the period covered by this report:

        Date of Report                                  Items Reported
        --------------                                  --------------
       November 1, 2002                          Furnishing the 18 U.S.C.
                                                 Section 1350 certifications of
                                                 Robert G. Burton, Chairman,
                                                 President and Chief Executive
                                                 Officer and Mark S. Hiltwein,
                                                 Executive Vice President, Chief
                                                 Financial Officer relating to
                                                 the Corporation's Quarterly
                                                 Report on Form 10-Q for the
                                                 quarter ended September 30,
                                                 2002.

       December 9, 2002                          Announcing the resignation of
                                                 Robert G. Burton as Chairman,
                                                 President and Chief Executive
                                                 Officer effective December 31,
                                                 2002, and the election of Mark
                                                 A. Angelson as Chief Executive
                                                 Officer, Alfred C. Eckert III
                                                 as Chairman of the Board of
                                                 Directors, Thomas W. Oliva as
                                                 President and Chief Operating
                                                 Officer and Thomas J. Quinlan,
                                                 III as Executive Vice President
                                                 - Office of the Chief
                                                 Executive.

       December 19, 2002                         Announcing the appointment of
                                                 Robert F. Cummings, Jr. to
                                                 serve as a director of the
                                                 Corporation effective January
                                                 2, 2003.




15 (c) See Exhibit Index on page 72.

15 (d) The response to this portion of Item 15 is submitted as a separate section of this report (see page 71).

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOORE CORPORATION LIMITED

          By:   M.S. Hiltwein
                ----------------------------------------------------------------
                M.S. Hiltwein, Executive Vice President, Chief Financial Officer

          By:   R.T. Sansone
                ----------------------------------------------------------------
                R.T. Sansone, Senior Vice President, Controller
                (Chief Accounting Officer)

Dated:  February 13, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

       SIGNATURE                                                         TITLE                                    DATE
       ---------                                                         -----                                    ----
  /s/ Alfred C. Eckert III                                 Chairman of the Board and Director               February 13, 2003
  -----------------------------
  Alfred C. Eckert III

  /s/ Mark A. Angelson                                    Chief Executive Officer and Director              February 13, 2003
  -----------------------------
  Mark A. Angelson

  /s/ Robert F. Cummings, Jr.                                           Director                            February 13, 2003
  -----------------------------
  Robert F. Cummings, Jr.

  /s/ Ronald J. Daniels                                                 Director                            February 13, 2003
  -----------------------------
  Ronald J. Daniels

  /s/ Joan D. Manley                                                    Director                            February 13, 2003
  -----------------------------
  Joan D. Manley

  /s/ Lionel H. Schipper                                                Director                            February 13, 2003
  -----------------------------
  Lionel H. Schipper

  /s/ John W. Stevens                                                   Director                            February 13, 2003
  -----------------------------
  John W. Stevens

                                 CERTIFICATIONS

I, Mark A. Angelson, Chief Executive Officer, certify that:

1. I have reviewed this annual report on Form 10-K of Moore Corporation Limited;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

   a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

   b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

   c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

   a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

   b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 13, 2003

Signature: /s/ Mark A. Angelson
           ---------------------------------------------
               Mark A. Angelson, Chief Executive Officer

                                 CERTIFICATIONS

I, Mark S. Hiltwein, Executive Vice President, Chief Financial Officer, certify that:

1. I have reviewed this annual report on Form 10-K of Moore Corporation Limited;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

   a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

   b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

   c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

   a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

   b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 13, 2003




Signature: /s/ Mark S. Hiltwein
           -------------------------------------------------------------------
           Mark S. Hiltwein, Executive Vice President, Chief Financial Officer

                      REPORT OF INDEPENDENT ACCOUNTANTS ON
                          FINANCIAL STATEMENT SCHEDULE

To the Shareholders of Moore Corporation Limited:

Our audit of the consolidated financial statements referred to in our report dated February 22, 2001 appearing on page 62 of this Annual Report on Form 10-K also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K. In our opinion, the financial statement schedule presents fairly in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PRICEWATERHOUSECOOPERS LLP
CHARTERED ACCOUNTANTS

Toronto, Canada
February 22, 2001

                          INDEPENDENT AUDITORS' REPORT

To the Shareholders of Moore Corporation Limited:

We have audited the consolidated financial statements of Moore Corporation Limited as at and for the years ended December 31, 2002 and 2001, and have issued our report thereon dated February 12, 2003 (which audit report expresses an unqualified opinion and includes an additional paragraph regarding the audit procedures we applied to certain adjustments made to Moore Corporation Limited's 2000 financial statements for the change in accounting policy related to earnings per share, restatement of the segmented information, and the reclassifications to conform to the current year's presentation but does not express an opinion or any form of assurance on the 2000 financial statements taken as a whole). Our audits also included the consolidated financial statement schedule of Moore Corporation Limited, listed in Item 15. This consolidated financial statement schedule is the responsibility of the Corporation's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP

Toronto, Canada
February 12, 2003

                            MOORE CORPORATION LIMITED
                  SCHEDULE II - ALLOWANCE FOR DOUBTFUL ACCOUNTS
                    (Expressed in thousands of U.S. Dollars)



              Balance at                 Additions                                  Balance
             Beginning of Year       Charged to Expense        Deductions (1)    at End of Year
             -----------------       ------------------        --------------    --------------
2000            13,924                    7,149                  (5,799)          15,274
2001            15,274                   11,102                  (4,319)          22,057
2002            22,057                    5,395                  (7,914)          19,538


(1) Primarily write-offs, net recoveries and foreign currency translation adjustments.

MOORE CORPORATION LIMITED

                           ANNUAL REPORT ON FORM 10-K
                                  EXHIBIT LIST

3.1 Articles of Continuance (incorporated by reference from Exhibit 3.1 to the Registration Statement on Form S-3 No. 333-82728)

3.2 By-Laws (incorporated by reference from Exhibit 3.2 to the Registration Statement on Form S-3 No. 333-82728)

4.1 Debenture Purchase Agreement, dated as of December 12, 2000, between Moore Corporation Limited and Chancery Lane/GSC Investors L.P. (incorporated by reference from Exhibit 4.2 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2001)

4.2 8.70% subordinated convertible debentures due June 30, 2009 issued to Chancery Lane/GSC Investors L.P. (incorporated by reference from Exhibit
      4.3 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2001)

4.3 Standstill Agreement, dated December 21, 2000, among Moore Corporation Limited, Chancery Lane/GSC Investors L.P. and CLGI, Inc. (incorporated by reference from Exhibit 4.4 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2001)

4.4 Registration Rights Agreement, dated as of December 21, 2000, between Moore Corporation Limited and Chancery Lane/GSC Investors L.P. (incorporated by reference from Exhibit 4.5 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2001)

4.5 Registration Rights Agreement, dated as of December 28, 2001, between Moore Corporation Limited, the GSC Investors listed on a schedule thereto and Chancery Lane/GSC Investors L.P.

10.1 Supplemental Executive Retirement Plan for Designated Executives - B (incorporated by reference from Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2001)*

10.2 2001 Long Term Incentive Plan (incorporated by reference to Exhibit 10.2 to the Annual Report on Form 10-K for the year ended December 31, 2001, filed on March 29, 2002.)*

10.3 Employment Agreement, dated December 11, 2000, between Moore Corporation Limited and Robert G. Burton (incorporated by reference from Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended September 30,
      2001)*

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

10.6 Amended and Restated Employment Agreement, dated as of November 5, 2002, between Moore Corporation Limited and Mark S. Hiltwein*

10.7 Amended and Restated Employment Agreement, dated as of November 5, 2002, between Moore Corporation Limited and Thomas J. Quinlan, III*

10.8 Amended and Restated Employment Agreement, dated as of November 5, 2002, between Moore Corporation Limited and Thomas W. Oliva*

10.9 Amended and Restated Employment Agreement, dated as of November 5, 2002, between Moore Corporation Limited and Dean E. Cherry*

10.10 Employment Agreement, dated December 9, 2002, between Moore Corporation Limited and Mark A. Angelson*

10.11 Credit Agreement, dated as of August 2, 2002, among Moore North America, Inc., the Guarantors named therein, the several lenders from time to time party thereto and Citicorp USA, Inc., as administrative agent for the Lenders (incorporated by reference from Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2002)

10.12 Share Plan for Non-Employee Directors*

21    Subsidiaries of the Registrant

23.1  Consent of PriceWaterhouseCoopers LLP Chartered Accountants

23.2  Consent of Deloitte & Touche LLP Chartered Accountants

* Management contract or compensation plan or arrangement