Form 10-Q
period 2003-03-31
MOORE CORPORATION LTD
filed 2003-04-29
CIK 67931

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003
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

YES [X]    NO [ ]

At April 25, 2003, 113,323,023 shares of the registrant's common shares, without par value, were issued and outstanding.

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                            MOORE CORPORATION LIMITED
                           CONSOLIDATED BALANCE SHEETS
                         (IN THOUSANDS OF U.S. DOLLARS)

                                                               MARCH 31,     DECEMBER 31,
                                                                  2003           2002
----------------------------------------------------------------------------------------
                                                              (UNAUDITED)
 ASSETS
 Current Assets
   Cash and cash equivalents                                  $  119,981      $  139,630
   Accounts receivable, less allowance for doubtful
     accounts of $18,813 (2002 - $19,538)                        344,567         341,383
   Inventories (Note 2)                                          137,372         129,889
   Prepaid expenses                                               38,744          17,317
   Deferred income taxes                                          32,823          31,912
----------------------------------------------------------------------------------------
 Total Current Assets                                            673,487         660,131
                                                              --------------------------
 Restricted cash and cash equivalents (Note 4)                   900,175               -
 Property, plant and equipment - net                             252,549         255,722
 Investments                                                      27,976          32,256
 Prepaid pension cost                                            222,147         221,520
 Goodwill (Note 3)                                               107,540         106,254
 Other intangibles - net (Note 3)                                  6,387           6,434
 Deferred income taxes                                            53,678          53,938
 Other assets                                                    108,891         103,504
----------------------------------------------------------------------------------------
 Total Assets                                                 $2,352,830      $1,439,759
                                                              --------------------------
 LIABILITIES
 Current Liabilities
   Bank indebtedness                                          $   25,392      $   18,158
   Accounts payable and accrued liabilities                      450,779         486,507
   Short-term debt                                                 2,642           2,135
   Income taxes                                                   55,396          58,562
   Deferred income taxes                                           4,001           3,184
----------------------------------------------------------------------------------------
 Total Current Liabilities                                       538,210         568,546
                                                              --------------------------
 Long-term debt (Note 4)                                       1,087,106         187,463
 Postretirement benefits                                         242,730         241,344
 Deferred income taxes                                             9,463           9,482
 Other liabilities                                                43,137          43,776
 Minority interest                                                 6,365           6,652
----------------------------------------------------------------------------------------
 Total Liabilities                                             1,927,011       1,057,263
                                                              --------------------------
 SHAREHOLDERS' EQUITY
   Share Capital
     Authorized:
     Unlimited number of preference (none outstanding for
       2003 and 2002) and common shares without par value
     Issued:
     113,398,023 common shares in 2003; 111,842,348 common
       shares in 2002                                            413,826         403,800
   Unearned restricted shares                                     (3,222)         (2,572)
   Retained earnings                                             143,759         114,601
   Cumulative translation adjustments                           (128,544)       (133,333)
----------------------------------------------------------------------------------------
 Total Shareholders' Equity                                      425,819         382,496
                                                              --------------------------
 Total Liabilities and Shareholders' Equity                   $2,352,830      $1,439,759
========================================================================================

(See notes to the consolidated financial statements)

                            MOORE CORPORATION LIMITED
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                   THREE MONTHS ENDED MARCH 31, 2003 AND 2002
         (IN THOUSANDS OF U.S. DOLLARS, EXCEPT SHARE AND PER SHARE DATA)
                                   (UNAUDITED)


                                                                  2003          2002
-------------------------------------------------------------------------------------
Net sales                                                    $ 511,145      $ 529,501
-------------------------------------------------------------------------------------
Cost of sales                                                  345,452        361,008
Selling, general and administrative expenses                   108,658        124,478
Depreciation and amortization                                   21,175         22,155
-------------------------------------------------------------------------------------
Total operating expenses                                       475,285        507,641
                                                             ------------------------
Income from operations                                          35,860         21,860

Investment and other income (expense)                              839         (1,495)
Interest expense - net (including $3,226 of
   pre-acquisition interest, Note 4)                             6,499          2,611
                                                             ------------------------
Earnings before income taxes and minority interest              30,200         17,754

Income tax expense                                                 840          4,794
Minority interest                                                  202            467
-------------------------------------------------------------------------------------
Net earnings                                                 $  29,158      $  12,493
=====================================================================================
Net earnings per common share:
   Basic                                                     $    0.26      $    0.11
   Diluted                                                   $    0.26      $    0.11
Average shares outstanding (in thousands):
   Basic                                                       112,276        111,848
   Diluted                                                     113,229        114,269
-------------------------------------------------------------------------------------

























(See notes to the consolidated financial statements)

                            MOORE CORPORATION LIMITED
                  CONSOLIDATED STATEMENTS OF RETAINED EARNINGS
                   THREE MONTHS ENDED MARCH 31, 2003 AND 2002
                         (IN THOUSANDS OF U.S. DOLLARS)
                                   (UNAUDITED)


                                                                 2003              2002
----------------------------------------------------------------------------------------
Balance at beginning of period                                $ 114,601         $ 51,666

Net earnings                                                     29,158           12,493

Repurchase of common shares (96,300 shares in 2002)                   -             (870)
----------------------------------------------------------------------------------------
Balance at end of period                                      $ 143,759         $ 63,289
========================================================================================


















(See notes to the consolidated financial statements)

                            MOORE CORPORATION LIMITED
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   THREE MONTHS ENDED MARCH 31, 2003 AND 2002
                         (IN THOUSANDS OF U.S. DOLLARS)
                                   (UNAUDITED)

                                                           2003          2002
-------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net earnings                                            $ 29,158       $ 12,493
Items not affecting cash resources:
   Depreciation and amortization                          21,175         22,155
   Gain on sale of investment and other assets - net      (1,836)          (532)
   Deferred income taxes                                     147          4,123
   Restricted share compensation                             177              -
   Other                                                   1,517          1,209
Changes in working capital other than cash resources:
   Accounts receivable - net                                 764        (18,887)
   Inventories                                            (5,568)        (1,777)
   Prepaid expenses                                      (21,427)        (5,607)
   Accounts payable and accrued liabilities              (39,944)       (16,375)
   Income taxes                                           (4,460)         1,078
   Other                                                  (2,098)         3,255
-------------------------------------------------------------------------------
Net cash (used in) provided by operating activities      (22,395)         1,135
                                                        -----------------------
INVESTING ACTIVITIES
Increase in restricted cash                             (900,175)             -
Property, plant and equipment - net                       (7,583)        (2,083)
Long-term receivables and other investments                 (177)        (1,475)
Acquisition of businesses                                      -        (57,202)
Proceeds from sale of investment and other assets          4,947              -
Software expenditures                                       (909)          (521)
Other                                                       (113)            96
-------------------------------------------------------------------------------
Net cash used in investing activities                   (904,010)       (61,185)
                                                        -----------------------
FINANCING ACTIVITIES
Net change in short-term debt                                507         59,860
Proceeds from issuance of long-term debt                 900,175              -
Payments on long-term debt                                  (415)          (608)
Debt issue costs                                         (10,376)             -
Issuance (repurchase) of common shares - net               9,199           (436)
Other                                                       (696)          (317)
-------------------------------------------------------------------------------
Net cash provided by financing activities                898,394         58,499
                                                        -----------------------
Effect of exchange rate on cash resources                  1,128          1,219
Net decrease in cash resources                           (26,883)          (332)
Cash resources at beginning of period (a)                121,472         28,674
-------------------------------------------------------------------------------
Cash resources at end of period (a)                     $ 94,589       $ 28,342
-------------------------------------------------------------------------------
Supplemental disclosure of cash flow information:
Interest paid (b)                                       $ 17,683       $  4,345
Income taxes paid - net                                    1,307          1,649

(a) Cash resources are defined as cash and cash equivalents less bank indebtedness.
(b) Includes prepaid interest of $15,956 related to the $403 million senior unsecured notes.


(See notes to the consolidated financial statements)

MOORE CORPORATION LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(TABULAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE DATA)

1. BASIS OF PRESENTATION

The accompanying consolidated interim financial statements have been prepared by Moore Corporation Limited in accordance with the recommendations of the Canadian Institute of Chartered Accountants (CICA) Handbook Section 1751 - Interim Financial Statements. As permitted by these standards, these interim financial statements do not include all information required by Canadian generally accepted accounting principles (GAAP) to be included in annual financial statements. However, the Corporation considers that the disclosures made are adequate for a fair presentation. Comparative figures have been reclassified where appropriate to conform to the current presentation. Net sales and net earnings for any interim period are not necessarily indicative of results that may be expected for the entire year.

The consolidated financial statements have been prepared in conformity with Canadian GAAP, and include estimates and assumptions of management that affect the amounts reported in the consolidated financial statements. Actual results could differ from these estimates.

These consolidated interim financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Corporation's latest Annual Report on Form 10-K filed on February 13, 2003.

2. INVENTORIES

                     March 31,      December 31,
                        2003            2002
                     --------       ------------
Raw materials        $ 33,897         $ 31,883
Work-in-process        11,511           10,303
Finished goods         88,543           84,190
Other                   3,421            3,513
                     --------         --------
                     $137,372         $129,889
                     ========         ========

3. GOODWILL AND OTHER INTANGIBLES

                          Balance at        Foreign        Balance at
Goodwill              December 31, 2002     Exchange     March 31, 2003
----------------      -----------------     --------     --------------
Forms and Labels           $ 45,550          $  463         $ 46,013
Outsourcing                  11,846             823           12,669
Commercial                   48,858               -           48,858
                           --------          ------         --------
                           $106,254          $1,286         $107,540
                           ========          ======         ========

Other intangibles at March 31, 2003, include:

                                                 Accumulated
                                 Gross           Amortization
                            Carrying Amount          and              Balance at       Amortizable
                            January 1, 2003    Foreign Exchange     March 31, 2003         Life
                            ---------------    ----------------     --------------     -----------
Trademarks, licenses
  and agreements               $ 3,390            $   (551)            $ 2,839         4-10 Years

Customer relationship
  Intangibles                    2,729                (966)              1,763           3 Years

Indefinite-lived
  trademarks                     1,664                 121               1,785
                               -------            --------             -------
                               $ 7,783            $ (1,396)            $ 6,387
                               =======            ========             =======

MOORE CORPORATION LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. GOODWILL AND OTHER INTANGIBLES (Continued)

The total intangible asset amortization expense for the three months ended March 31, 2003 and 2002, was $0.4 million. Amortization expense for the next five years is estimated to be:

                              2004     $1,303
                              2005     $  692
                              2006     $  240
                              2007     $  228
                              2008     $  228

4. DEBT

In March 2003, the Corporation entered into an $850 million senior secured credit facility (the "New Facility") in connection with the pending acquisition of Wallace Computer Services, Inc. ("Wallace"). The New Facility consists of a seven-year $500 million B Term Loan (funded in escrow) and a five-year $350 million Revolving Credit Facility (which has not yet been funded), each of which are subject to a number of restrictive and financial covenants that are similar in nature to those under the existing $400 million senior secured credit facility (the "Existing Facility"). The loans under the New Facility will bear interest based on a variable index, plus an applicable margin. Currently, the proceeds of the $500 million B Term Loan are being held in an escrow account and the Corporation will receive these funds and interest earned thereon upon consummation of the acquisition. If the Wallace acquisition is consummated, the New Facility will replace the Existing Facility upon closing of the acquisition. If the acquisition is not consummated, the funds held in escrow will be returned to the lenders and the Corporation will continue to utilize its Existing Facility.

Concurrently, in March 2003, the Corporation issued $403 million of 7 7/8 % senior unsecured notes (the "Senior Notes") due 2011. Interest on the Senior Notes is payable semiannually on January 15 and July 15 of each year, commencing on July 15, 2003. The Senior Notes were issued at a $2.8 million discount to the $403 million principal amount and the proceeds are being held in an escrow account. The Corporation was also required to prepay interest through September 15, 2003, amounting to $16 million, into the escrow account. If the acquisition is consummated and the other conditions of release are satisfied by August 31, 2003, all the proceeds will be released to the Corporation and will be used to fund the acquisition. If the acquisition is not consummated by this date, the Corporation is required to redeem all the Senior Notes at a redemption price equal to their initial issue price plus all accrued and unpaid interest. The Corporation may offset interest earned on funds held in escrow against future interest payments. The indenture governing the Senior Notes contains certain restrictive covenants that, among other things, limit additional indebtedness and the Corporation's ability to engage in certain transactions with affiliates, create liens on assets, engage in mergers and consolidations, or dispose of assets. The Corporation, at its option, may redeem up to 40% of the Senior Notes prior to January 15, 2006, at a pre-determined redemption price with the proceeds of certain equity offerings. In addition, subsequent to January 15, 2007, the Senior Notes may be redeemed at predetermined redemption prices. On or prior to January 15, 2007, the Corporation may also redeem the Senior Notes upon a change of control, at a price equal to 100% of the principal plus an applicable premium.

The Corporation recorded $3.2 million of interest expense in the consolidated statement of operations for the quarter ended March 31, 2003, attributable to interest, deferred issue cost amortization, and discount amortization on the New Facility and the Senior Notes. As of March 31, 2003, the proceeds from the New Facility and the Senior Notes being held in escrow are recorded as "restricted cash and cash equivalents", which may only be used to fund the Wallace acquisition, with a related liability to "long-term debt" in the consolidated balance sheet. Subject to consummation of the acquisition, the Corporation will be required to pay fees of approximately $19.9 million related to the above financing.

In August 2002, the Corporation entered into the Existing Facility, a $400 million secured credit facility. The facility is comprised of a five-year $125 million Revolving Credit Facility, a five-year $75 million Delayed Draw Term Loan A Facility, and a six-year $200 million Term Loan B Facility, all of which are subject to a number of financial and restrictive covenants that, among other things, limit additional indebtedness and the ability of the Corporation to engage in certain transactions with affiliates, create liens on assets, engage in mergers and consolidations, or dispose of assets. The financial covenants calculated on a quarterly basis include, but are not limited to, tests of leverage and interest coverage. The Delayed Draw Term Loan A Facility must be drawn within 18 months of the closing in a maximum of two drawings. Proceeds from the Term Loan B Facility were used in part to refinance the $168 million revolving credit facility that expired on August 5, 2002, and to fund working capital requirements as necessary. At March 31, 2003, $179.5 million was outstanding under the Term Loan B Facility, bearing interest at LIBOR (London Interbank Offer Rate) plus a 300 basis point spread.

MOORE CORPORATION LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. DEBT (Continued)

The Corporation maintains interest rate swap agreements to manage the exposure to fluctuations in interest rates on the existing Term Loan B Facility. These swap agreements exchange the variable interest rates (LIBOR) on this facility for fixed interest rates over the terms of the agreements. The resulting fixed interest rates will be the contracted swap rate plus the LIBOR basis spread on the Term Loan B Facility. At March 31, 2003, the notional amount of the swap agreements was $150 million comprised as follows: a $100 million, 3.78% fixed rate agreement that expires in August 2006; and a $50 million, 2.56% fixed rate agreement that expires in September 2004. The interest rate differential received or paid on these agreements is recognized as an adjustment to interest expense. At March 31, 2003, the fair value of these swap agreements was a $5.5 million liability. Upon consummation of the Wallace acquisition, the Corporation anticipates recording a charge to earnings for the fair value of these swaps. The Corporation will maintain the swap agreements to manage the interest rate fluctuation exposure on the new B Term Loan.

Prior to entering into the New Facility and issuing the Senior Notes, the Corporation received waivers on covenants of the Existing Facility to waive any default caused by the financing activities related to the Wallace acquisition.

The Corporation has $19.9 million in outstanding letters of credit at March 31, 2003.

5. RESTRUCTURING AND OTHER CHARGES

In the first quarter of 2003 and 2002, the Corporation did not incur restructuring or other related charges.

The reconciliation of the restructuring reserve as of March 31, 2003, is as follows:

                            December 31,     Cash         March 31,
                               2002          Paid           2003
                             --------      ---------      --------
Employee terminations        $ 14,319      $ (2,533)      $ 11,786
Other                          67,121        (1,762)        65,359
                             --------      --------       --------
                             $ 81,440      $ (4,295)      $ 77,145
                             ========      ========       ========

The restructuring reserves classified as "other", primarily consist of the estimated remaining payments related to lease terminations and facility closing costs. Payments on these lease obligations are scheduled to continue until 2010. Market conditions and the Corporation's ability to sublease these properties may affect the ultimate charge related to its lease obligations. Any potential recovery or additional charge may affect amounts reported in the consolidated financial statements of future periods. The Corporation anticipates that payments associated with employee terminations will be substantially completed by the end of 2003.

6. INCOME TAXES

The Corporation's effective tax rate for the three months ended March 31, 2003, was 2.8%. The difference between the statutory rate and the effective rate relates to lower tax rates in non-U.S. jurisdictions combined with a $6.3 million reduction of the deferred tax valuation allowance, which is based on management's best estimate of the amount of deferred tax assets that will more likely than not be realized. For the same period ended March 31, 2002, the effective income tax rate was 27% and the valuation allowance remained unchanged.

7. ASSETS HELD FOR DISPOSITION

In the fourth quarter of 2001, the Corporation classified a non-core business as an asset held for disposition and the carrying value was adjusted to its net recoverable amount. Included in the results of the Commercial segment for the three months ended March 31, 2003 and 2002, are net sales of $49.7 million and $50.1 million, respectively, relating to this business. Income from operations for the three months ended March 31, 2003 and 2002, relating to this business was $3.2 million and $2.8 million, respectively.

8. RECONCILIATION TO U.S. GAAP

The following summarizes the significant accounting differences between Canadian generally accepted accounting principles (Canadian GAAP) and U.S. generally accepted accounting principles (U.S. GAAP) that result in the differences disclosed in the U.S. GAAP reconciliation.

MOORE CORPORATION LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. RECONCILIATION TO U.S. GAAP (Continued)

PENSIONS AND POSTRETIREMENT BENEFITS

The adoption of CICA Handbook Section 3461, Employee Future Benefits, on January 1, 2000, eliminated any material difference in the method of accounting for these costs. However, the transition rules for the implementation of this Canadian standard continue to result in a U.S. GAAP reporting difference. Under CICA Handbook Section 3461, all past net gains (losses), net assets and prior service costs were recognized as of the date of adoption. Under U.S. GAAP, net gains (losses), net assets and prior service costs which occurred before January 1, 2000 are recognized over the appropriate amortization period.

STATEMENT OF CASH FLOWS

For Canadian GAAP the Statements of Cash Flows disclose the net change in cash resources, which is defined as cash and cash equivalents less bank indebtedness. U.S. GAAP requires the disclosure of the net change in cash and cash equivalents. Under U.S. GAAP, net cash provided by financing activities for the three months ended March 31, 2003 and 2002, is $905.6 million and $33.3 million, respectively. Cash and cash equivalents are the same for both Canadian GAAP and U.S. GAAP.

INCOME TAXES

The liability method of accounting for income taxes is used for both Canadian GAAP and U.S. GAAP. However, under U.S. GAAP, temporary differences are tax effected at enacted rates, whereas under Canadian GAAP, temporary differences are tax effected using substantively enacted rates and laws that will be in effect when the differences are expected to reverse.

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

In April 2002, the shareholders of the Corporation approved the amendment of the options to purchase Series 1 Preference Shares (the "Preference Shares") to eliminate the cash-out provision and to make them exercisable for one common share per each Preference Share option. The exercise price and the number of Preference Share options remained unchanged. This amendment effectively made these options common share equivalents for diluted earnings per share computations. The transition rules for CICA Handbook Section 3870 required that these common share equivalents be considered outstanding as of the beginning of the year, whereas for U.S. GAAP purposes, these Preference Share options were not considered common share equivalents until amended. The difference in the weighted average common shares between Canadian and U.S. GAAP relates solely to the Preference Share options.

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

COMPREHENSIVE INCOME

U.S. GAAP requires disclosure of comprehensive income and its components. Comprehensive income is the change in equity of the Corporation from transactions and other events other than those resulting from transactions with owners, and is comprised of net income and other comprehensive income. The components of other comprehensive income for the Corporation are unrealized foreign currency translation adjustments and the change in fair value of derivatives. Under Canadian GAAP, there is no standard for reporting comprehensive income.

MOORE CORPORATION LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. RECONCILIATION TO U.S. GAAP (Continued)

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

CONVERTIBLE DEBENTURES

The debt conversion costs relate to the December 28, 2001 induced conversion of the Corporation's subordinated convertible debentures and more specifically represent the right granted with the inducement shares for the holder to potentially receive additional consideration in the future based on the 20-day weighted average share price of the Corporation's share at December 31, 2002 and 2003. For Canadian GAAP purposes, to the extent that any shares or cash is paid, it will be recorded as a charge to retained earnings. For U.S. GAAP purposes, the fair value of this contingent consideration is recognized in earnings and recorded at fair market value. The fair value of the consideration is based upon an independent third party valuation using an option pricing valuation model that includes, but is not limited to, the following factors: the Corporation's share price volatility; cost of borrowings; and certain equity valuation multiples.

CHANGES IN ACCOUNTING POLICIES

In the first quarter of 2003, the Corporation adopted Statement of Financial Accounting Standards ("SFAS") No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." Among other things, under the provision of SFAS No. 145, gains and losses from the early extinguishment of debt are no longer classified as an extraordinary item, net of income taxes, but are included in the determination of pretax earnings. The effective date for SFAS No. 145 is for fiscal years beginning after May 15, 2002, with early application encouraged. Upon adoption, all gains and losses from the extinguishment of debt previously reported as an extraordinary item shall be reclassified to pretax earnings. The adoption of SFAS No. 145 had no impact on the financial position or results of operations of the Corporation for the three months ended March 31, 2003.

In the first quarter of 2003, the Corporation adopted SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"). This statement addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant to the guidance that the Emerging Issues Task Force ("EITF") has set forth in EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The principal difference between SFAS 146 and EITF 94-3 is that SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred versus the EITF 94-3 where a liability was recognized on the date an entity committed to an exit plan. SFAS 146 is effective for exit and disposal activities that are initiated after December 31, 2002. The adoption of SFAS No. 146 had no impact on the financial position or results of operations of the Corporation for the three months ended March 31, 2003.

MOORE CORPORATION LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. RECONCILIATION TO U.S. GAAP (Continued)

The following tables provide a reconciliation of net earnings as reported under Canadian GAAP to net earnings under U.S. GAAP.

                                                         Three months ended
                                                              March 31,
                                                        2003             2002
--------------------------------------------------------------------------------
Net earnings as reported                             $ 29,158         $ 12,493
U.S. GAAP Adjustments:
  Pension expense                                       1,011               18
  Postretirement benefits                               4,328            4,322
  Computer software                                     1,704            1,691
  Debt conversion costs                                   366            1,265
  Stock-based compensation                               (365)          (2,596)
  Income taxes                                         (2,748)          (2,352)
--------------------------------------------------------------------------------
Net earnings under U.S. GAAP                         $ 33,454         $ 14,841
--------------------------------------------------------------------------------
Earnings per share:
  Basic                                              $   0.30         $   0.13
  Diluted                                            $   0.30         $   0.13
Average shares (in thousands):
  Basic                                               112,276          111,848
  Diluted                                             113,164          113,014
--------------------------------------------------------------------------------

  Comprehensive income                                  2003             2002
--------------------------------------------------------------------------------
  Net earnings                                       $  33,454        $  14,841
--------------------------------------------------------------------------------
  Other comprehensive income (loss), net of tax:
    Currency translation adjustments                     4,789           (2,205)
    Change in fair value of derivatives                    276                -
--------------------------------------------------------------------------------
  Total comprehensive income                         $  38,519        $  12,636
================================================================================

Net gains on the disposal of property, plant and equipment for the three months ended March 31, 2003 and 2002 were $1,173 and $532, respectively. For U.S. GAAP purposes these amounts are recorded in income from operations.

Interest expense is net of investment income of $587 and $383 for the three months ended March 31, 2003 and 2002, respectively.

Balance Sheet Items:                                        March 31, 2003                   December 31, 2002
                                                    As reported         U.S. GAAP       As reported       U.S. GAAP
--------------------------------------------------------------------------------------------------------------------
Net pension asset                                    $(193,361)        $(130,215)       $(193,350)        $(129,193)
Computer software - net                                (84,386)          (60,554)         (89,208)          (63,672)
Fair value of derivatives -liability                         -             5,541                -             5,089
Postretirement benefits                                242,730           363,135          241,344           366,077
Deferred taxes - net                                   (73,037)         (153,520)         (73,184)         (156,239)
Accounts payable and accrued liabilities               450,779           445,582          486,507           481,676
Accumulated other comprehensive income                (128,544)          (96,740)        (133,333)         (101,253)
Share capital                                          413,826           415,728          403,800           405,337
Retained earnings (deficit)                            143,759           (17,191)         114,601           (50,645)

MOORE CORPORATION LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. RECONCILIATION TO U.S. GAAP (Continued)

The Corporation's U.S. GAAP net earnings and earnings per share on a pro forma basis, if compensation expense for employee stock options were determined using the fair value method are as follows:

                                                       Three months ended
                                                            March 31,
                                                   2003                  2002
--------------------------------------------------------------------------------
Net earnings                                    $  33,454             $  14,841
Pro forma adjustments, net of tax:
  Stock compensation recorded                         223                     -
  Fair value compensation expense                    (575)                 (459)
--------------------------------------------------------------------------------
Pro forma net earnings                          $  33,102             $  14,382
================================================================================
Earnings per share
  Basic                                         $    0.29             $    0.13
  Diluted                                       $    0.29             $    0.13
================================================================================

9. SEGMENT INFORMATION

The Corporation operates in the printing industry with three distinct operating segments based on the way management assesses information on a regular basis for decision-making purposes. The three segments are Forms and Labels, Outsourcing and Commercial. These segments market print and print related products and services to a geographically diverse customer base.

As a result of acquiring the remaining interest in Quality Color Press, Inc. in May 2002, management has reclassified this business from the Commercial segment to the Forms and Labels segment in order to reflect the business synergies and integration plans.

Three months ended                   Forms and
March 31, 2003                         Labels   Outsourcing Commercial  Corporate   Consolidated
------------------------------------ ---------- ----------- ---------- -----------  ------------
Total revenue                         $268,303    $ 97,405    $149,971  $        -  $   515,679
Intersegment revenue                    (1,474)         (1)     (3,059)          -       (4,534)
                                      --------    --------    --------  ----------  -----------
Sales to customers outside
     the enterprise                    266,829      97,404     146,912           -      511,145

Income (loss) from operations           30,462      26,191      13,188     (33,981)      35,860

Total assets                           567,872     122,474     327,800   1,334,684    2,352,830

Depreciation and amortization            8,759       3,178       3,756       5,482       21,175

Capital expenditures                     2,645       4,624       1,352       1,493       10,114

Three months ended                   Forms and
March 31, 2002 (Reclassified)          Labels   Outsourcing Commercial  Corporate   Consolidated
------------------------------------ ---------- ----------- ---------- -----------  ------------
Total revenue                         $288,503    $ 96,140    $147,807  $        -  $   532,450
Intersegment revenue                      (945)        (12)     (1,992)          -       (2,949)
                                      --------    --------    --------  ----------  -----------
Sales to customers outside
     the enterprise                    287,558      96,128     145,815           -      529,501

Income (loss) from operations           30,394      20,713      11,961     (41,208)      21,860

Total assets                           602,466     125,396     341,191     317,612    1,386,665

Depreciation and amortization            8,846       3,985       3,728       5,596       22,155

Capital expenditures                     1,014         896         836         632        3,378

MOORE CORPORATION LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10. CONTINGENCIES

At March 31, 2003, certain lawsuits and other claims and assessments were pending against the Corporation. While the outcome of these matters is subject to future resolution, management's evaluation and analysis of such matters indicates that, individually and in the aggregate, the probable ultimate resolution of such matters will not have a material effect on the Corporation's consolidated financial statements.

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

As described in Note 12, the Corporation may be required to pay a termination fee of up to $27.5 million if the Corporation terminates its merger agreement with Wallace.

11. EARNINGS PER SHARE

                                                       Three months ended
                                                           March 31,
                                                     2003              2002
                                                   --------          --------
Net earnings                                       $ 29,158          $ 12,493
                                                   --------          --------
Weighted average number of common
shares outstanding:
Basic                                               112,276           111,848
Dilutive options and awards                             953             2,421
                                                   --------          --------
Diluted                                             113,229           114,269
                                                   --------          --------

Earnings per share
  Basic                                            $   0.26          $   0.11
  Diluted                                          $   0.26          $   0.11

12. PENDING ACQUISITION

On January 16, 2003, the Corporation signed a definitive merger agreement with Wallace, a leading provider of printed products and print management services, to acquire all of the outstanding shares of Wallace in exchange for average consideration of $14.40 in cash and 1.05 shares of the Corporation for each outstanding share of Wallace. The purchase price is approximately $1.3 billion based on approximately 42 million Wallace shares outstanding, which includes the assumption of approximately $220 million in debt, but does not include any direct transaction costs. The estimated purchase price was derived using the closing trading price of the Corporation's common shares on the New York Stock Exchange ("NYSE") at January 16, 2003, which approximates the average closing price of Moore shares two trading days before and after January 17, 2003, the announcement date. Completion of the Wallace acquisition is subject to customary closing conditions that include, among others, receipt of required approval from Wallace shareholders. If approved, the transaction is expected to close during the Corporation's second quarter of 2003. Under certain terms specified in the merger agreement, the Corporation or Wallace may terminate the agreement and either party may be required to pay a termination fee of up to $27.5 million to the other party. Upon consummation, the transaction will be recorded by allocating the cost of the assets acquired, including intangible assets and liabilities assumed based on their estimated fair values at the date of acquisition. The excess of the cost of the acquisition over the net of amounts assigned to the fair value of the assets acquired and the liabilities assumed will be recorded as goodwill. The consolidated financial statements, related notes and "Management's Discussion and Analysis," pertain to the Corporation as a stand-alone entity and do not reflect the impact of the pending business combination transaction with Wallace.

MOORE CORPORATION LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12. PENDING ACQUISITION (Continued)

In March 2003, the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, expired with respect to the proposed acquisition of Wallace by the Corporation.

MOORE CORPORATION LIMITED
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
  OPERATIONS

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This section provides a review of the financial performance of Moore Corporation Limited for the three months ended March 31, 2003 and 2002. This analysis is based on the consolidated financial statements that are presented in Item 1, prepared in accordance with Canadian generally accepted accounting principles
(GAAP). Differences between Canadian and U.S. GAAP are disclosed in Note 8 to the consolidated financial statements. Where appropriate, comparative figures have been reclassified to conform to the current presentation in the Corporation's consolidated financial statements.

OVERVIEW

Moore Corporation Limited, established in 1882, is a diversified printing company that operates in three distinct operating segments. The Corporation offers its products and services principally in the United States and Canada, but it also has operations in Europe and in Latin America, primarily in Mexico and Brazil.

The Forms and Labels segment provides a wide array of products and services, including the design and production of business forms, labels and related products, as well as electronic print management solutions. The Outsourcing segment provides fully integrated business-to-business and business-to-consumer solutions involving high quality variable image print and mail, electronic statement and database management services. The Commercial segment provides high quality multi-color personalized business communications and direct marketing services, including project, database and list management services. For the three months ended March 31, 2003, approximately 52%, 19% and 29% of consolidated net sales were attributable to the Forms and Labels, Outsourcing and Commercial segments, respectively.

Like many other companies, net sales in 2003 and 2002 have been affected by the economic downturn in the United States. Historically, net sales have not been materially affected by seasonal factors.

The Corporation's financial results for the periods discussed herein have been affected by changes in business strategy and restructuring actions taken during 2002 and 2001. In early 2001, the management team initiated a business strategy to maximize margins and capitalize on the Corporation's core competencies. As a result, management realigned the operating segments, restructured the operations, disposed of non-core businesses, exited unprofitable accounts and product lines and acquired complementary businesses. These initiatives have resulted in improved performance for the first quarter of 2003, relative to the comparable period in last year.

On January 16, 2003, the Corporation signed a definitive merger agreement with Wallace Computer Services, Inc. ("Wallace"), a leading provider of printed products and print management services, to acquire all of the outstanding shares of Wallace in exchange for average consideration of $14.40 in cash and 1.05 shares of the Corporation for each outstanding share of Wallace. The purchase price is approximately $1.3 billion based on approximately 42 million Wallace shares outstanding, which includes the assumption of approximately $220 million in debt, but does not include any direct transaction costs. The estimated purchase price was derived using the closing trading price of the Corporation's common shares on the New York Stock Exchange ("NYSE") at January 16, 2003, which approximates the average closing price of Moore shares two trading days before and after January 17, 2003, the announcement date. Completion of the Wallace acquisition is subject to customary closing conditions that include, among others, receipt of required approval from Wallace shareholders. If approved, the transaction is expected to close during the Corporation's second quarter of 2003. Under certain terms specified in the merger agreement, the Corporation or Wallace may terminate the agreement and either party may be required to pay a termination fee of up to $27.5 million to the other party. Upon consummation, the transaction will be recorded by allocating the cost of the assets acquired, including intangible assets and liabilities assumed, based on their estimated fair values at the date of acquisition. The excess of the cost of the acquisition over the net of amounts assigned to the fair value of the assets acquired and the liabilities assumed will be recorded as goodwill. The consolidated financial statements, related notes and "Management's Discussion and Analysis," pertain to the Corporation as a stand-alone entity and do not reflect the impact of the pending business combination transaction with Wallace.

In March 2003, the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, expired with respect to the proposed acquisition of Wallace by the Corporation.

Consistent with the strategy to focus on core printing operations, the Corporation disposed of various non-core businesses. During the first quarter of 2002, the Corporation disposed of several of its interests in non-U.S. investments that were no longer strategic or where the Corporation lacked sufficient control to achieve its objectives. On January 31, 2002, the Corporation completed the acquisition of The Nielsen Company, a commercial printer, which is complementary to its core operations.

MOORE CORPORATION LIMITED
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
  OPERATIONS

OVERVIEW (CONTINUED)

During 2002 and 2001, the Corporation undertook restructuring actions, mainly related to workforce reductions and the exiting of facilities. The Corporation's results for the periods discussed hereafter are affected by those restructuring actions. In 2002 and 2001, the Corporation reduced employee base by approximately 4,000 employees.

The Corporation has also consolidated its vendors to improve pricing, payment terms and inventory management. While the Corporation does not anticipate additional significant reductions in the number of its suppliers, it will pursue additional opportunities to achieve cost savings with these suppliers. The Corporation has evaluated its capital expenditure and research and development requirements and has significantly reduced spending in these areas. In addition, cost reductions were achieved in the area of information technology, principally attributable to reductions in employee base and in utilization of consultants. Additional cost savings are expected to result from the implementation of a company-wide system for processing customer orders and payments. The principal benefits from this system are expected to be improved control, reduction in cycle time and the elimination of the costs associated with maintaining redundant systems. The Corporation has also reduced waste (i.e., flawed or excess production) and improved printing throughput (i.e., increased the speed at which equipment runs). For the remainder of 2003, the Corporation anticipates further cost savings in each of these areas.

The Corporation's results during the period discussed have also been affected by industry-wide trends, mainly downward pricing pressure associated with the high degree of competition resulting in part from excess capacity in the industry and fragmentation in the printing market. While the Corporation believes that continued consolidation in the industry will result in greater pricing discipline within the industry and greater opportunities for cross-selling, other trends may have a countervailing effect. The eventual effect, for example, of electronic substitution on the printing industry cannot be predicted. The Corporation has not experienced any material adverse effect from electronic substitution. The Corporation continues to adapt its product line to the evolving demands of the digital products and services market. The effects these actions will have on the Corporation's results or financial condition cannot be predicted.

Consolidated results of operations for the three months ended March 31, 2003 and 2002, are shown in the accompanying consolidated statements of operations.

The following discussion includes information on a consolidated basis presented in accordance with Canadian GAAP. This discussion is supplemented by a discussion of segment operating income. This supplemental discussion should be read in conjunction with the Corporation's reported consolidated financial statements.


       RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2003 AS
                COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2002

CONSOLIDATED

Net sales for the three months ended March 31, 2003, were $511.1 million, representing an $18.4 million or 3.5% decrease from the same period last year. The decrease primarily results from sales declines in the U.S. and Canadian Forms and Labels business ($18.2 million) and domestic direct mail operations ($5.5 million), as customers deferred spending decisions as a result of current macroeconomic and geopolitical conditions. The decrease was partially offset by the inclusion of a full quarter of operations of The Nielsen Company ("Nielsen") ($8.0 million), which was acquired January 31, 2002.

Cost of sales decreased $15.6 million to $345.4 million or 67.6% of consolidated net sales for the first quarter 2003, compared to 68.2% for the first quarter in 2002. The decrease is primarily due to lower volumes and benefits achieved through production efficiencies and the reduction of vendor costs as a result of partnering with suppliers.

Selling, general and administrative costs decreased $15.8 million to $108.6 million or 21.2% of consolidated net sales for the three months ended March 31, 2003, compared to $124.4 million or 23.5% in 2002. The improvements in 2003 compared to 2002 are attributable to the benefits achieved from the Corporation's prior restructuring activities, and continued focus on containment of discretionary spending.

Depreciation and amortization expense was $21.2 million and $22.2 million for the three months ended March 31, 2003 and 2002, respectively. The decrease of $1 million is principally due to the financial discipline over capital expenditure decisions made during fiscal year 2002.

MOORE CORPORATION LIMITED
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
  OPERATIONS

CONSOLIDATED (CONTINUED)

Income from operations was $35.9 million for the first quarter of 2003 compared to income from operations of $21.9 million for the same prior year period. This improvement is principally due to improved operating results across all business segments as cost savings continue to result from prior restructuring activities and overall focus on financial discipline.

Included in investment and other income for the three months ended March 31, 2003, are net gains on disposition of certain properties and equipment of $1.2 million.

Net interest expense increased by $3.9 million to $6.5 million for the three months ended March 31, 2003, compared to 2002, primarily due to $3.2 million of pre-acquisition related interest expense associated with the pending Wallace acquisition (see Note 4).

The Corporation's effective tax rate for the three months ended March 31, 2003, was 2.8%. The difference between the statutory rate and the effective rate relates to lower tax rates in non-U.S. jurisdictions combined with a $6.3 million reduction of the deferred tax valuation allowance, which is based on management's best estimate of the amount of deferred tax assets that will more likely than not be realized. For the same period ended March 31, 2002, the effective income tax rate was 27% and the valuation allowance remained unchanged.

Net earnings for the three months ended March 31, 2003, increased $16.7 million over the prior year to $29.2 million or $0.26 per diluted share. For the same period in 2002, the Corporation reported net income of $12.5 million or $0.11 per diluted share. This increase primarily relates to the tax benefit recorded in 2003, benefits achieved from prior restructuring activities, continued focus on cost containment and production efficiencies achieved at the Corporation's plants and facilities.

OPERATING RESULTS BY SEGMENT

The following table and management discussion summarizes the operating results of the Corporation's business segments.

Three months ended March 31,                             Operating income
(In millions of U.S. dollars)       Net sales                 (loss)
-----------------------------    ----------------       ------------------
                                  2003      2002          2003      2002
                                 ------    ------        ------    ------
Forms and Labels                 $266.8    $287.6        $ 30.5    $ 30.4
Outsourcing                        97.4      96.1          26.2      20.7
Commercial                        146.9     145.8          13.2      12.0
Corporate                             -         -         (34.0)    (41.2)
                                 ------    ------        ------    ------
   Total                         $511.1    $529.5        $ 35.9    $ 21.9
                                 ======    ======        ======    ======

FORMS AND LABELS

Net sales for the three months ended March 31, 2003, decreased $20.8 million or 7.2%, primarily due to volume declines ($25.8 million) at major print management customers in the North American Forms and Labels business resulting from current macroeconomic and geopolitical uncertainty offset, in part, by sales to new customers ($7.6 million) and favorable foreign currency exchange ($2.2 million). The Corporation believes the business activity levels at these major print management customers will continue to be affected until both macroeconomic and geopolitical conditions improve.

Despite the decline in sales, operating income for the three months ended March 31, 2003, increased $0.1 million over 2002 to $30.5 million, primarily due to lower variable costs of materials due to improved pricing terms, reduced flawed and excess production, the continued realization of cost savings from prior restructuring activities and continued focus on cost management.

MOORE CORPORATION LIMITED
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
  OPERATIONS

OUTSOURCING

Net sales increased $1.3 million to $97.4 million or 1.4% for the three months ended March 31, 2003, from the same prior year period. Growth was achieved from new customers and sales increases with certain existing customers in the financial and telecommunications markets, partially offset by volume declines as a result of the overall economic environment.

Operating income for the three months ended March 31, 2003, increased $5.5 million, or 26.6%, due to savings achieved from cost containment initiatives implemented during 2002 which included the consolidation of administrative functions and focus on production efficiencies, partially offset by increased start-up costs associated with new customers.

COMMERCIAL

Net sales increased by $1.1 million or 0.8% primarily due to favorable foreign currency exchange ($4.9 million) and increased net sales at Nielsen ($11.6 million). The increase at Nielsen is attributable to an incremental thirty-one days of operations included in the first quarter of 2003 ($8.0 million) compared to 2002, which included results subsequent to the acquisition closing on January 31, 2002; and increased volumes ($3.6 million) for the period February 1, 2003, through March 31, 2003, versus the same period in the prior year due to increased transaction business achieved through the Corporation's cross selling initiative. This increase was offset by volume declines in the domestic direct mail business ($5.5 million) due to customers' decisions to defer spending due to geopolitical uncertainty, volume declines in the Corporation's technical publications group ($2.6 million) due to lower demands by certain healthcare customers, and exiting of non-core product lines ($5.2 million).

Operating income for the first quarter 2003 increased $1.2 million or 10.0% to $13.2 million versus the same prior year period. The increase is primarily due to the incremental contribution of Nielsen, discussed above, increased control over discretionary spending, partially offset by declines in the domestic direct mail business.

CORPORATE

The decrease in operating expenses from $41.2 million in 2002 to $34 million in 2003 is due to overall management of costs, primarily information technology spending, partially offset by increased benefit costs.

LIQUIDITY AND CAPITAL RESOURCES

In March 2003, the Corporation entered into an $850 million senior secured credit facility (the "New Facility") in connection with the acquisition of Wallace. The New Facility consists of a seven-year $500 million B Term Loan (funded in escrow) and a five-year $350 million Revolving Credit Facility (which has not yet been funded), each of which are subject to a number of restrictive and financial covenants that are similar in nature to those under the existing $400 million senior secured credit facility (the "Existing Facility"). The loans under the New Facility will bear interest based on a variable index, plus an applicable margin. Currently, the proceeds of the $500 million B Term Loan are being held in an escrow account and the Corporation will receive these funds and interest earned thereon upon consummation of the acquisition. If the Wallace acquisition is consummated, the New Facility will replace the Existing Facility upon closing of the acquisition. If the acquisition is not consummated, the funds held in escrow will be returned to the lenders and the Corporation will continue to utilize its Existing Facility.

Concurrently, in March 2003, the Corporation issued $403 million of 7 7/8 % senior unsecured notes (the "Senior Notes") due 2011. Interest on the Senior Notes is payable semi-annually on January 15 and July 15 of each year, commencing on July 15, 2003. The Senior Notes were issued at a $2.8 million discount to the $403 million principal amount and the proceeds are being held in an escrow account. The Corporation was also required to prepay interest through September 15, 2003, amounting to $16 million, into the escrow account. If the acquisition is consummated and the other conditions of release are satisfied by August 31, 2003, all the proceeds will be released to the Corporation and will be used to fund the acquisition. If the acquisition is not consummated by this date, the Corporation is required to redeem all the Senior Notes at a redemption price equal to their initial issue price plus all accrued and unpaid interest. The Corporation may offset interest earned on funds held in escrow against future interest payments. The indenture governing the Senior Notes contains certain restrictive covenants that, among other things, limit additional indebtedness and the Corporation's ability to engage in certain transactions with affiliates, create liens on assets, engage in mergers and consolidations, or dispose of assets. The Corporation, at its option, may redeem up to 40% of the Senior Notes prior to January 15, 2006, at a pre-determined redemption price with the proceeds of certain equity offerings. In addition subsequent to January 15, 2007, the Senior Notes may be redeemed at predetermined redemption prices. On or prior to January 15, 2007, the Corporation may also redeem the Senior Notes upon a change of control, at a price equal to 100% of the principal plus an applicable premium.

MOORE CORPORATION LIMITED
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
  OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

The Corporation recorded $3.2 million of interest expense in the consolidated statement of earnings for the quarter ended March 31, 2003, attributable to interest, deferred issue cost amortization, and discount amortization of the New Facility and the Senior Notes. Subject to consummation of the acquisition, the Corporation will be required to pay fees of approximately $19.9 million related to the above financing.

The Corporation completed the aforementioned borrowings as expeditiously as possible in order to mitigate potential negative impact from the aforementioned geopolitical and macroeconomic conditions would have on the economics of these borrowings. As a result, these borrowings were completed prior to the pending closing date of the Wallace acquisition.

In August 2002, the Corporation entered into its Existing Facility, a $400 million secured credit facility. The facility is comprised of a five-year $125 million Revolving Credit Facility, a five-year $75 million Delayed Draw Term Loan A Facility, and a six-year $200 million Term Loan B Facility, all of which are subject to a number of financial and restrictive covenants that, among other things, limit additional indebtedness and limit the ability of the Corporation to engage in certain transactions with affiliates, create liens on assets, engage in mergers and consolidations, or dispose of assets. The financial covenants calculated on a quarterly basis include, but are not limited to, tests of leverage and fixed charges coverage. The Delayed Draw Term Loan A Facility must be drawn within 18 months of the closing in a maximum of two drawings. Proceeds from the Term Loan B Facility were used in part to refinance the $168 million revolving credit facility that expired on August 5, 2002, and to fund working capital requirements as necessary. At March 31, 2003, there was $179.5 million outstanding under the Term Loan B Facility bearing interest at LIBOR (London Interbank Offer Rate) plus a 300 basis point spread.

The Corporation maintains interest rate swap agreements to hedge its exposure to fluctuations in interest rates on the existing Term Loan B Facility as required by the Facility. These swap agreements exchange the variable interest rates (LIBOR) on this facility for fixed interest rates over the terms of the agreements. The resulting fixed interest rates will be the contracted swap rate plus the LIBOR basis spread on the Term Loan B Facility. At March 31, 2003, the notional amount of the swap agreements was $150 million comprised as follows: a $100 million 3.78% fixed rate agreement that expires in August 2006; and a $50 million 2.56% fixed rate agreement that expires in September 2004. The interest rate differential received or paid on these agreements is recognized as an adjustment to interest expense. These swap agreements are designated as cash flow hedges for U.S. GAAP. At March 31, 2003, the fair value of these swap agreements was a $5.5 million liability. Upon consummation of the Wallace acquisition, the Corporation anticipates recording a charge to earnings for the fair value of these swaps. The Corporation will maintain the swap agreements to manage its exposure to interest rate fluctuations on the new B Term Loan.

The Corporation also maintains uncommitted bank operating lines in the majority of the domestic markets in which it operates. These lines of credit are maintained to cover temporary cash shortfalls. Maximum allowable borrowings under these uncommitted facilities amounted to $40.6 million at March 31, 2003 ($0.8 million outstanding), and may be terminated at any time at the Corporation's option. Total availability under these facilities at March 31, 2003, was approximately $39 million. The Corporation has $19.9 million in outstanding letters of credit at March 31, 2003.

An additional source of liquidity at March 31, 2003, was the Corporation's short-term investments in the amount of $99 million, which primarily consist of certificate and term deposits, treasury bills and bank notes. These investments are with financial institutions of sound credit rating and are highly liquid as the majority mature within one to seven days and are classified as "cash and cash equivalents".

At March 31, 2003 and 2002, the Corporation was not in violation of its debt covenants. Prior to entering into the New Facility and issuing the Senior Notes, the Corporation received waivers on covenants of the Existing Facility to waive any default caused by the financing activities related to the Wallace acquisition. The Corporation believes it has sufficient liquidity to complete the remaining restructuring activities and effectively manage the operating needs of the businesses.

On December 28, 2001, the $70.5 million subordinated convertible debentures held by Chancery Lane/GSC Investors L.P. (the "Partnership") were converted into 21,692,311 common shares. The Corporation issued 1,650,000 additional common shares ("additional shares") as an inducement to the Partnership's Class A limited partners to convert prior to December 22, 2005, the date the Corporation could have redeemed the debentures. The right to receive the additional shares was assigned by the Partnership to its Class A limited partners. Under the terms of the partnership agreement, the Class A limited partners were entitled to all the interest paid on the subordinated convertible debentures. As part of the inducement agreement, the Corporation has agreed that if at December 31, 2003, the 20-day weighted average trading price of the common shares on the NYSE is less than $10.83, the Corporation must make a payment equal to the lesser of $9 million or the value of 6 million of its common shares at such date. The $9 million payment may be reduced under certain circumstances. At the option of the Corporation, these payments may be made in common shares,

MOORE CORPORATION LIMITED
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
  OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

subject to regulatory approval. To the extent that shares or cash is paid, it will be recorded as a charge to retained earnings. The Corporation has no indication that the 20-day weighted average share price will trade below the measurement price. Certain officers of the Corporation, including the Chairman and the Chief Executive Officer, and the former Chairman, President and Chief Executive Officer, were investors in the Partnership.

In February 2002, the Corporation announced a program to repurchase up to $50 million of its common shares. The program allows for shares to be purchased on the NYSE from time to time depending upon market conditions, market price of the common shares and the assessment of the cash flow needs by the Corporation's management. Since the inception of the program, the Corporation has repurchased $14.1 million of its common shares (no shares repurchased during the three months ended March 31, 2003). The New Facility and Senior Notes related to the pending Wallace acquisition do not prohibit the Corporation from continuing the repurchase program.

Net cash used by operating activities was $22.4 million for the three months ended March 31, 2003, compared to net cash provided of $1.1 million for the same period last year. The change was due to better operating results offset by net changes in working capital, principally the payment of $16 million of prepaid interest related to the Senior Notes.

Net cash used by investing activities for the three months ended March 31, 2003, was $904 million, primarily related to a $900.2 million increase in restricted cash for the pending Wallace acquisition (see Note 4), versus $61.2 million used in 2002, of which $57.2 million relates to the acquisition of Nielsen.

Net cash provided by financing activities for the three months ended March 31, 2003, was $898.4 million compared to $58.5 million for the same period in 2002. The increase relates to the Corporation's $900.2 million of debt related to the pending Wallace acquisition (see Note 4); offset by decreased borrowings under the Corporation's Existing Facility compared to 2002.

As of March 31, 2003, the aggregate amount of outstanding forward foreign currency contracts was $16.1 million. Unrealized gains and losses from these foreign currency contracts were not significant at March 31, 2003. The Corporation does not use derivative financial instruments for trading purposes.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains statements relating to the future results of Moore (including certain "anticipated", "believed", "expected", and "estimated results") and Moore's outlook concerning statements as to acquisitions being accretive, continued improvement in Moore's cost structure and achievement of revenue growth from the cross-selling initiative which are "forward-looking statements" as defined in the U.S. Private Securities Litigation Reform Act of 1995. Readers are cautioned not to place undue reliance on these forward-looking statements and any such forward-looking statements are qualified in their entirety by reference to the following cautionary statements. All forward-looking statements speak only as of the date hereof and are based on current expectations and involve a number of assumptions, risks and uncertainties that could cause the actual results to differ materially from such forward-looking statements. Factors that could cause such material differences include, without limitation, the following:

- dependence on key management personnel
- the effect of competition
- the effects of paper and other raw material price fluctuations and shortages of supply
- successful execution of cross-selling, cost containment and other key strategies
- the successful negotiation, execution and integration of acquisitions
- the ability to renegotiate or terminate unprofitable contracts
- the ability to divest non-core businesses
- the rate of migration from paper-based forms to digital formats
- future growth rates in Moore's core businesses
- the impact of currency fluctuations in the countries in which Moore operates
- the potential impact of the acquisition with Wallace
- general economic and other factors beyond Moore's control
- the possibility of future terrorist activity or the outbreak of war or other hostilities in the United States, Canada or abroad
- other risks and uncertainties detailed from time to time in the Corporation's filings with United States and Canadian securities authorities.

MOORE CORPORATION LIMITED
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
  OPERATIONS

Consequently, readers of this Quarterly Report should consider these forward-looking statements only as our current plans, estimates and beliefs. We do not undertake and specifically decline any obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect future events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events. We undertake no obligation to update or revise any forward-looking statements in this Quarterly Report to reflect any new events or any change in conditions or circumstances. Even if these plans, estimates or beliefs change because of future events or circumstances after the date of these statements, or because anticipated or unanticipated events occur, we decline and cannot be required to accept an obligation to publicly release the results of revisions to these forward-looking statements.

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

MOORE CORPORATION LIMITED

                           PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

(b)      Reports on Form 8-K

         On January 8, 2003, the Corporation filed a Current Report on Form 8-K, dated January 8, 2003, disclosing guidance given at a conference for investors held by CJS Securities on January 8, 2003.

         On January 17, 2003, the Corporation filed a Current Report on Form 8-K, dated January 16, 2003, announcing the agreement to merge with Wallace Computer Services, Inc.

         On February 13, 2003, the Corporation filed a Current Report on Form 8-K, containing the 18 U.S.C. Section 1350 certifications of Mark A. Angelson, Chief Executive Officer and Mark S. Hiltwein, Executive Vice President, Chief Financial Officer relating to the Corporation's Annual Report on Form 10-K for the year ended December 31, 2002.

         On March 4, 2003, the Corporation filed a Current Report on Form 8-K, dated February 26, 2003, announcing the Corporation's intention to offer $403 million principal amount of Senior Notes.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Corporation has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                            MOORE CORPORATION LIMITED


Date:  April 29, 2003      by: /s/ Mark S. Hiltwein
                               -------------------------------------------------
                               Mark S. Hiltwein
                               Executive Vice President, Chief Financial Officer

                           by: /s/ Richard T. Sansone
                               -------------------------------------------------
                               Richard T. Sansone
                               Senior Vice President and Controller
                               (Chief Accounting Officer)

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

Date: April 29, 2003



Signature: /s/ Mark A. Angelson
           -----------------------------------------------------------------
           Mark A. Angelson, Chief Executive Officer

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

Date: April 29, 2003


Signature: /s/ Mark S. Hiltwein
           -------------------------------------------------------------------
           Mark S. Hiltwein, Executive Vice President, Chief Financial Officer