Form 10-Q
period 2003-06-30
MOORE WALLACE INC
filed 2003-08-07
CIK 67931

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003
                          COMMISSION FILE NUMBER 1-8014

                           MOORE WALLACE INCORPORATED


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

YES [X]  NO [ ]

Indicate by checkmark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

YES [X]  NO [ ]

At July 30, 2003, 157,900,273 shares of the registrant's common shares, without par value, were issued and outstanding.

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                           MOORE WALLACE INCORPORATED
                           CONSOLIDATED BALANCE SHEETS
                         (IN THOUSANDS OF U.S. DOLLARS)

                                                                JUNE 30,       DECEMBER 31,
                                                                  2003             2002
-------------------------------------------------------------------------------------------
                                                              (UNAUDITED)
 ASSETS
 Current Assets
   Cash and cash equivalents                                  $    65,932       $   139,630
   Accounts receivable, less allowance for doubtful
     accounts of $18,982 (2002 - $19,538)                         578,826           341,383
   Inventories (Note 2)                                           231,466           129,889
   Prepaid expenses                                                25,888            17,317
   Deferred income taxes                                           24,748            31,912
-------------------------------------------------------------------------------------------
 Total Current Assets                                             926,860           660,131
                                                              -----------------------------
 Property, plant and equipment - net                              632,970           255,722
 Investments                                                       27,722            32,256
 Prepaid pension cost                                             224,591           221,520
 Goodwill (Note 4)                                                784,321           106,254
 Other intangibles - net (Note 4)                                 158,334             6,434
 Deferred income taxes                                              3,339            53,938
 Other assets                                                     194,146           103,504
-------------------------------------------------------------------------------------------
 Total Assets                                                 $ 2,952,283       $ 1,439,759
                                                              -----------------------------
 LIABILITIES
 Current Liabilities
   Bank indebtedness                                          $    31,279       $    18,158
   Accounts payable and accrued liabilities                       584,114           486,507
   Short-term debt                                                 19,533             2,135
   Income taxes                                                    51,186            58,562
   Deferred income taxes                                            2,102             3,184
-------------------------------------------------------------------------------------------
 Total Current Liabilities                                        688,214           568,546
                                                              -----------------------------
 Long-term debt (Note 5)                                          933,269           187,463
 Postretirement benefits                                          260,515           241,344
 Deferred income taxes                                             38,531             9,482
 Other liabilities                                                102,140            43,776
 Minority interest                                                  4,397             6,652
-------------------------------------------------------------------------------------------
 Total Liabilities                                              2,027,066         1,057,263
                                                              -----------------------------
 SHAREHOLDERS' EQUITY
   Share Capital
     Authorized:
     Unlimited number of preference (none outstanding for
       2003 and 2002) and common shares without par value
     Issued:
       157,923,523 common shares in 2003
       111,842,348 common shares in 2002                          885,990           403,800
   Unearned restricted shares                                      (2,882)           (2,572)
   Retained earnings                                              162,652           114,601
   Cumulative translation adjustments                            (120,543)         (133,333)
-------------------------------------------------------------------------------------------
 Total Shareholders' Equity                                       925,217           382,496
                                                              -----------------------------
 Total Liabilities and Shareholders' Equity                   $ 2,952,283       $ 1,439,759
===========================================================================================

(SEE NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS)


                                                 MOORE WALLACE INCORPORATED
                                            CONSOLIDATED STATEMENTS OF OPERATIONS
                                      THREE AND SIX MONTHS ENDED JUNE 30, 2003 AND 2002
                              (IN THOUSANDS OF U.S. DOLLARS, EXCEPT SHARE AND PER SHARE DATA)
                                                         (UNAUDITED)

                                                                      Three Months Ended               Six Months Ended
                                                                           June 30,                         June 30,
                                                                    2003             2002             2003           2002
---------------------------------------------------------------------------------------------------------------------------
Net sales                                                        $ 650,071         $ 499,791       $1,161,216    $1,029,292
---------------------------------------------------------------------------------------------------------------------------
Cost of sales                                                      485,639           341,764          831,091       702,772
Selling, general and administrative expenses                       121,613           112,869          230,271       237,347
Restructuring provision - net                                        1,697                 -            1,697             -
Depreciation and amortization
 (includes impairment charge of $2,132 for 2003)                    32,590            22,507           53,765        44,662
---------------------------------------------------------------------------------------------------------------------------
Total operating expenses                                           641,539           477,140        1,116,824       984,781
                                                                   --------------------------------------------------------
Income from operations                                               8,532            22,651           44,392        44,511

Investment and other income (expense)                               (6,166)              849           (5,327)         (646)
Interest expense - net                                              27,377             2,741           33,876         5,352
                                                                   --------------------------------------------------------
Earnings(loss) before income taxes
  and minority interest                                            (25,011)           20,759            5,189        38,513

Income tax expense (benefit)                                       (44,284)            5,486          (43,444)       10,280
Minority interest                                                      380                27              582           494
---------------------------------------------------------------------------------------------------------------------------
Net earnings                                                     $  18,893         $  15,246       $   48,051    $   27,739
===========================================================================================================================
Net earnings per common share:
  Basic                                                          $    0.14         $    0.14       $     0.39    $     0.25
  Diluted                                                        $    0.14         $    0.13       $     0.38    $     0.24
Average shares outstanding (in thousands):
  Basic                                                            136,049           111,481          124,163       111,664
  Diluted                                                          136,686           114,169          124,957       114,217
---------------------------------------------------------------------------------------------------------------------------


















(See notes to the consolidated financial statements)

                           MOORE WALLACE INCORPORATED
                  CONSOLIDATED STATEMENTS OF RETAINED EARNINGS
                     SIX MONTHS ENDED JUNE 30, 2003 AND 2002
                         (IN THOUSANDS OF U.S. DOLLARS)
                                   (UNAUDITED)


                                                                 2003            2002
---------------------------------------------------------------------------------------
Balance at beginning of period                                $  114,601       $ 51,666

Net earnings                                                      48,051         27,739

Repurchase of common shares (1,069,700 shares in 2002)                 -        (10,323)
---------------------------------------------------------------------------------------
Balance at end of period                                      $  162,652       $ 69,082
=======================================================================================































(See notes to the consolidated financial statements)


                                                   MOORE WALLACE INCORPORATED
                                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                                        THREE AND SIX MONTHS ENDED JUNE 30, 2003 AND 2002
                                                 (IN THOUSANDS OF U.S. DOLLARS)
                                                           (UNAUDITED)

                                                                     Three Months Ended              Six Months Ended
                                                                           June 30,                      June 30,
                                                                    2003             2002           2003           2002
--------------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net earnings                                                    $   18,893       $   15,246      $   48,051    $   27,739
Adjustments to reconcile net earnings to cash provided
  by operating activities:
   Depreciation and amortization                                    32,590           22,507          53,765        44,662
   (Gain) loss on sale of investment and other assets - net          1,307           (1,847)           (529)       (2,379)
   Acquisition related charges:
     Inventory and backlog                                          38,590                -          38,590             -
     Derivative charges                                              4,950                -           4,950             -
     Write-off of deferred debt issue costs                          7,493                -           7,493             -
   Deferred income taxes                                           (45,722)         (25,483)        (45,575)      (21,360)
   Restructuring provision - net                                     1,697                -           1,697             -
   Restricted share compensation                                       340                -             517             -
   Other                                                             1,277           (2,136)          2,794          (927)
Changes in operating assets and liabilities:
   Accounts receivable - net                                        11,537           35,918          12,301        17,031
   Inventories                                                       7,672            5,166           2,104         3,389
   Prepaid expenses                                                 20,189            1,262          (1,238)       (4,345)
   Accounts payable and accrued liabilities                        (22,626)          (3,499)        (62,570)      (19,874)
   Income taxes                                                        (98)          30,155          (4,558)       31,233
   Other                                                            (3,018)          (4,954)         (5,116)       (1,699)
--------------------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                           75,071           72,335          52,676        73,470
                                                                ---------------------------------------------------------
INVESTING ACTIVITIES
Decrease in restricted cash and cash equivalents                   900,175                -               -             -
Property, plant and equipment - net                                (12,063)          (2,428)        (19,646)       (4,511)
Long-term receivables and other investments                        (26,419)          (1,249)        (26,596)       (2,724)
Acquisition of businesses - net of cash acquired                  (846,943)          (6,764)       (846,943)      (63,966)
Proceeds from sale of investment and other assets                   26,470                -          31,417             -
Software expenditures                                               (2,218)          (4,359)         (3,127)       (4,880)
Other                                                                 (321)             (43)           (434)           53
--------------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) investing activities                 38,681          (14,843)       (865,329)      (76,028)
                                                                ---------------------------------------------------------
FINANCING ACTIVITIES
Net change in short-term debt                                       16,891          (29,877)         17,398        29,983
Proceeds from issuance of long-term debt                           110,105                -       1,010,280             -
Payments on long-term debt                                        (279,912)            (728)       (280,327)       (1,336)
Debt issue costs                                                   (20,140)               -         (30,516)            -
Issuance (repurchase) of common shares - net                           456           (7,895)          9,655        (8,331)
Other                                                                 (686)            (468)         (1,382)         (785)
--------------------------------------------------------------------------------------------------------------------------
Net cash (used in) provided by financing activities               (173,286)         (38,968)        725,108        19,531
                                                                ---------------------------------------------------------
Effect of exchange rate on cash resources                             (402)             136             726         1,355
Net (decrease) increase in cash resources                          (59,936)          18,660         (86,819)       18,328
Cash resources at beginning of period (a)                           94,589           28,342         121,472        28,674
--------------------------------------------------------------------------------------------------------------------------
Cash resources at end of period (a)                             $   34,653       $   47,002      $   34,653    $   47,002
--------------------------------------------------------------------------------------------------------------------------
Supplemental disclosure of cash flow information:
   Interest paid (refund) - net                                 $  (11,743)(b)   $      691      $    5,940    $    5,036
   Income taxes paid - net                                           5,020              790           6,327         2,439
Non-cash activity:
   Shares issued for acquisition of business                       471,708                -         471,708             -

(a) Cash resources are defined as cash and cash equivalents less bank indebtedness.

(b) Includes refund of prepaid interest of $15,956 related to the $403 million senior unsecured notes.


(See notes to the consolidated financial statements)

MOORE WALLACE INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(TABULAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE DATA)

1. BASIS OF PRESENTATION

The accompanying consolidated interim financial statements have been prepared by Moore Wallace Incorporated (the "Corporation"), formerly Moore Corporation Limited ("Moore"), in accordance with the recommendations of the Canadian Institute of Chartered Accountants (CICA) Handbook Section 1751 - Interim Financial Statements. As permitted by these standards, these interim financial statements do not include all information required by Canadian generally accepted accounting principles (GAAP) to be included in annual financial statements. However, the Corporation considers that the disclosures made are adequate for a fair presentation. Comparative figures have been reclassified where appropriate to conform to the current presentation. Net sales and net earnings for any interim period are not necessarily indicative of results that may be expected for the entire year.

On May 15, 2003, the Corporation acquired all the outstanding shares of Wallace Computer Services, Inc. ("Wallace"), a leading provider of printed products and print management services (see Note 3). The Corporation's results of operations for the three and six months ended June 30, 2003 include the results of Wallace from May 15, 2003. The allocation of the purchase price is preliminary and subject to change, based upon the determination and receipt of additional information, including the finalization of the fair value of real and personal property acquired and the recognition of certain liabilities in connection with an acquisition.

The consolidated financial statements of the Corporation have been prepared in conformity with Canadian GAAP, and include estimates and assumptions of management that affect the amounts reported in the consolidated financial statements. Actual results could differ from these estimates.

These consolidated interim financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in both Moore's and Wallace's latest Annual Report on Form 10-K filed on February 13, 2003 and October 23, 2002, respectively.


2. INVENTORIES

                                             June 30,       December 31,
                                               2003             2002
                        ------------------------------------------------
                        Raw materials        $ 64,187        $ 31,883
                        Work-in-process        24,272          10,303
                        Finished goods        139,479          84,190
                        Other                   3,528           3,513
                        ------------------------------------------------
                                             $231,466        $129,889
                        ================================================

3. ACQUISITION

On May 15, 2003, the Corporation acquired all the outstanding shares of Wallace, a leading provider of printed products and print management services, in exchange for consideration of $14.40 in cash and 1.05 shares of the Corporation for each outstanding share of Wallace. Management believes the acquisition of Wallace (the "Acquisition") will enhance the Corporation's combined competitive position within the industry and establish the Corporation as a leading provider of integrated print management services across multiple industries. Management also believes the Acquisition will enable the Corporation to improve profitability, achieve significant cost synergies, leverage complementary products and services and augment cross-selling opportunities across a more diverse platform. The aggregate consideration to the Wallace shareholders was $1.1 billion and is comprised of a cash payment of $609.7 million and 44,458,825 common shares of the Corporation with a fair value of $471.7 million. The fair value of the Corporation's shares is based upon the actual number of shares issued to the Wallace shareholders using the average closing trading price of the Corporation's common shares on the New York Stock Exchange ("NYSE") during a five-day trading period beginning two days prior to the announcement of the merger agreement on January 17, 2003. The total purchase price of $1.3 billion also includes $218.2 million for the settlement of Wallace debt and other liabilities, and direct acquisition costs to date of $19 million.

The transaction was recorded by allocating the cost of the assets acquired, including intangible assets and liabilities assumed based on their estimated fair values at the date of acquisition. The excess of the cost of the Acquisition over the net of amounts assigned to the fair value of the assets acquired and the liabilities assumed is recorded as goodwill. Based on the Corporation's preliminary independent valuation, which is subject to further refinement, the purchase price is allocated as follows:

MOORE WALLACE INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. ACQUISITION (continued)

         Accounts receivable                                $   238,321
         Inventory                                              137,562
         Customer backlog                                         3,790
         Other current assets                                    13,350
         Property, plant and equipment  - net                   390,536
         Long-term and other assets                              38,583
         Capitalized software                                    45,400
         Amortizable intangible assets                           60,824
         Intangible assets with indefinite lives                 92,310
         Goodwill                                               675,163
         Accounts payable and accrued liabilities              (158,178)
         Short-term and long-term debt                          (16,189)
         Postretirement benefits and pension                    (52,484)
         Deferred taxes - net                                  (131,306)
         Other long-term liabilities                            (19,031)
                                                            -----------
         Total purchase price - net of cash acquired        $ 1,318,651
                                                            ===========

INTANGIBLE ASSETS

Of the total purchase price, approximately $156.9 million has been allocated to intangible assets including customer backlog, trade names, customer relationships, patents and covenants not to compete. Trade names of $92.3 million are not subject to amortization as the useful lives are considered indefinite. Trade names are subject to impairment testing annually or when a significant change in circumstances occurs that may require testing during an interim period. The remaining intangible assets are also subject to impairment testing, however, the fair values are amortized over their respective remaining useful lives ranging from 2-12 years.

PRO FORMA RESULTS

The following unaudited pro forma financial information presents the combined results of operations of the Corporation and Wallace as if the Acquisition had occurred as of the beginning of the periods presented. The historical results for the three and six months ended June 30, 2003 include the results of Wallace from May 15, 2003 (the acquisition date). The pro forma results for the three and six months ended June 30, 2003 combine the results of the Corporation for the three and six months ended June 30, 2003, respectively, and the historical results of Wallace from April 1, 2003 through May 15, 2003 and January 1, 2003 through May 15, 2003, respectively. Due to the different historical fiscal period-ends for Moore and Wallace, the pro forma results for the three and six months ended June 30, 2002 combine the historical results of Moore for the three and six months ended June 30, 2002 and the historical quarterly results of Wallace for the three and six months ended April 30, 2002. The unaudited pro forma financial information is not intended to represent or be indicative of the Corporation's consolidated results of operations or financial condition that would have been reported had the acquisition been completed as of the beginning of the years presented and should not be taken as indicative of the Corporation's future consolidated results of operations or financial condition.

                                 Three months ended        Six months ended
                                      June 30,                  June 30,
                                  2003        2002         2003         2002
--------------------------------------------------------------------------------
Net sales                       $827,874   $868,989    $1,702,224   $1,795,595
Net income (loss)                 49,059     20,175        59,014       (6,931)
Net income (loss) per share:
  Basic                             0.31       0.13          0.38        (0.04)
  Diluted                           0.31       0.13          0.37        (0.04)

The three and six month periods in both 2003 and 2002 includes adjustments of $0.7 million and $1.4 million, respectively, net of tax, for the amortization of purchased intangibles. The unaudited pro forma financial information also includes the following non-recurring charges: acquisition related charges of $55.3 million and $38.6 million for the three and six months ended June 30, 2003 and 2002, respectively, and restructuring charges of $1.7 million for the three and six months end June 30, 2003 and $5.4 million and $35.6 million for the three and six months ended June 30, 2002, respectively.

MOORE WALLACE INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. GOODWILL AND OTHER INTANGIBLES


                        Balance at                     Foreign     Balance at
Goodwill            December 31, 2002    Additions    Exchange    June 30, 2003
--------------------------------------------------------------------------------
Forms and Labels         $ 45,550        $348,947    $  1,016       $395,513
Outsourcing                11,846               -       1,888         13,734
Commercial                 48,858         326,216           -        375,074
--------------------------------------------------------------------------------
                         $106,254        $675,163    $  2,904       $784,321
================================================================================
The allocation of goodwill from the Acquisition between the segments is preliminary and based upon management's best estimate at June 30, 2003. The allocation is subject to further refinement upon finalization of the independent valuation.

Other intangibles at June 30, 2003, include:


                          Gross                            Accumulated
                     Carrying Amount      Additions      Amortization and       Balance at      Amortizable
                     January 1, 2003   During the Year   Foreign Exchange     June 30, 2003         Life
-------------------------------------------------------------------------------------------------------------
Trademarks, licenses
  and agreements           $   3,390      $  20,824       $  (1,323)      $  22,891       4-10 Years

Customer relationship
  intangibles                  2,729         40,000          (1,531)         41,198       2-12 Years

Indefinite-lived
  trade names                  1,664         92,310             271          94,245
-------------------------------------------------------------------------------------------------------------
                           $   7,783      $ 153,134       $  (2,583)      $ 158,334
=============================================================================================================


The total intangible asset amortization expense for the three and six months ended June 30, 2003, was $1.4 million and $1.8 million, respectively. Amortization expense for the next five years is estimated to be:

                            2004     $10,025
                            2005     $ 7,064
                            2006     $ 5,202
                            2007     $ 5,190
                            2008     $ 5,190

5. DEBT

In March 2003, the Corporation entered into an $850 million senior secured credit facility (the "New Facility") in connection with the Acquisition. The New Facility consists of a seven-year $500 million B Term Loan, which was funded into escrow until the consummation of the Acquisition on May 15, 2003, and a five-year $350 million Revolving Credit Facility, each of which is subject to a number of restrictive and financial covenants that, in part, limit additional indebtedness and the ability of the Corporation to engage in certain transactions with affiliates, create liens on assets, engage in mergers and consolidations, or dispose of assets. The financial covenants are calculated quarterly and include, in part, tests of leverage and interest coverage. The loans under the New Facility bear interest based on a variable index (LIBOR), plus an applicable margin. Three-month LIBOR at June 30, 2003, was 1.1%. The New Facility replaced the Corporation's $400 million senior secured credit facility (the "Existing Facility"). At June 30, 2003 $510 million is outstanding under the New Facility.

Concurrently, in March 2003, the Corporation issued $403 million of 7 7/8 % senior unsecured notes (the "Senior Notes") due 2011 at a $2.8 million discount to the principal amount. Interest on the Senior Notes is payable semiannually on January 15 and July 15 of each year, commencing on July 15, 2003. The proceeds from the Senior Notes along with $16 million in prepaid interest through September 15, 2003 were held in escrow until the consummation of the Acquisition. The indenture governing the Senior Notes contains certain restrictive covenants that, among other things, limit additional indebtedness and the Corporation's ability to engage in certain transactions with affiliates, create liens on assets, engage in mergers and consolidations, or dispose of assets. The Corporation, at its option, may redeem up to 40% of the Senior Notes prior to January 15, 2006, at a predetermined redemption price with the proceeds of certain equity offerings. In addition, subsequent to January 15, 2007, the Senior Notes may be redeemed at predetermined

MOORE WALLACE INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. DEBT (continued)

redemption prices. On or prior to January 15, 2007, the Corporation may also redeem the Senior Notes upon a change of control, at a price equal to 100% of the principal plus an applicable premium.

In August 2002, the Corporation entered into the Existing Facility, which is comprised of a five-year $125 million Revolving Credit Facility, a five-year $75 million Delayed Draw Term Loan A Facility, and a six-year $200 million Term Loan B Facility. The Existing Facility was replaced with the proceeds from the New Facility upon the consummation of the Acquisition. At December 31, 2002 $179.5 million was outstanding under this facility.

For the three and six months ended June 30, 2003, interest expense includes the following acquisition related items: pre-acquisition interest expense of $7.5 million and $10.7 million, respectively; the write-off of deferred financing fees of $7.5 million; interest income of $1.3 million on aforementioned proceeds held in escrow; and $4 million of bridge financing fees.

As a result of replacing the Existing Facility, the Corporation recorded a charge of $5.2 million during the quarter for the fair value on $150 million notional amount fixed rate interest rate swaps that were designated as cash flow hedges of the variable interest on the Existing Facility. The $5.2 million liability resulting from this charge will be ratably reduced and recorded as income over the remaining term of the swaps. These swap agreements, which have a weighted average rate of 2.29%, exchange the variable interest rates (LIBOR) for fixed interest rates over the terms of the agreements. During the quarter, the Corporation designated these swaps as cash flow hedges of the interest rate risk attributable to the forecasted variable interest payments. Also during the quarter, the Corporation entered into an additional $250 million notional amount fixed rate interest rate swaps that are designated as cash flow hedges of the interest rate risk attributable to the forecasted variable interest payments on the New Facility. These swaps, which become effective and interest will begin accruing on October 7, 2003, exchange the LIBOR interest on the New Facility to fixed rate over the term of the swaps. At June 30, 2003, the notional amount of all fixed rate swaps outstanding was $400 million and their fair market value was a $6.9 million liability.

During the quarter, the Corporation also entered into $250 million notional amount interest rate swaps that exchange the interest on the 7 7/8% fixed rate Senior Notes to floating rate six-month LIBOR plus a basis point spread. The swaps are designated as a fair value hedge against $250 million of principal on the Senior Notes and mature January 2011. At June 30, 2003, the fair market value of these floating rate swaps was a $2.7 million liability.

The interest rate differential received or paid on both the cash flow and fair value hedges is recognized as an adjustment to interest expense.

The Corporation has approximately $42 million in outstanding letters of credit at June 30, 2003.

6. RESTRUCTURING AND OTHER CHARGES

During the second quarter of 2003, in connection with the Acquisition, management approved and initiated plans to restructure the operations of both Wallace and Moore ("restructuring plans") to eliminate certain duplicative functions, to close certain facilities and to dispose of redundant software systems, underutilized assets and real estate holdings in order to reduce the combined cost structure of the organization. As a result, the Corporation accrued approximately $2.5 million of costs to exit certain Wallace activities, such as severance, costs of vacating redundant facilities (leased or owned) and other costs associated with exiting these activities. These costs are recognized as a liability assumed in the purchase business combination and are included in the allocation of the cost to acquire Wallace and are included in goodwill (see
Note 3). The Corporation accrued approximately $3.3 million of similar restructuring costs in connection with exiting certain Moore activities. These changes were partially offset by the reversal of a portion of its 2001 restructuring reserves ($1.6 million) as a result of favorable settlements in 2003, as compared to estimates and assumptions used by management at the time the charges were recorded. These costs have been included as a charge to the results of operations for the three and six months ended June 30, 2003.

The restructuring charges recorded are based on the aforementioned restructuring plans that have been committed to by management and are in part based upon management's best estimates of future events. Changes to the estimates could require adjustments to the restructuring liabilities. Adjustments to the Wallace restructuring liability will be recorded through goodwill and adjustments to other restructuring liabilities would be reflected in the results of operations.

RESTRUCTURING COSTS CAPITALIZED AS A COST OF ACQUISITION

At June 30, 2003, the $2.5 million in costs that were accrued in connection with restructuring Wallace, and recognized as a liability assumed in the purchase business combination and included in the allocation of the cost to acquire Wallace, relate to workforce reductions of 146 employees for the plant closures and elimination of certain duplicative corporate administrative functions.

MOORE WALLACE INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. RESTRUCTURING AND OTHER CHARGES (continued)

The reconciliation of the restructuring reserve as of June 30, 2003, capitalized as part of the acquisition is as follows:

                           December 31,                   Cash        June 30,
                              2002        Additions       Paid          2003
--------------------------------------------------------------------------------
Employee terminations      $      -        $2,480        $  544        $1,936
Other                             -             -             -             -
--------------------------------------------------------------------------------
                           $      -        $2,480        $  544        $1,936
================================================================================

For the three months ended June 30, 2003, the Corporation recorded the following restructuring provisions:

                             Employee         Other
                           Terminations      Charges         Total
--------------------------------------------------------------------------------
Forms and Labels              $1,042         $   10         $1,052
Outsourcing                        -              -              -
Commercial                         -              -              -
Corporate                      2,254              -          2,254
--------------------------------------------------------------------------------
                              $3,296         $   10         $3,306
================================================================================

For the three months ended June 30, 2003, the Corporation recorded a restructuring provision of $3.3 million for workforce reductions of 41 employees, primarily related to the closure of a plant and the elimination of duplicative corporate administrative functions resulting from the Acquisition. The Corporation reversed $1.6 million of restructuring reserve related to its 2001 program due to favorable settlements of liabilities for obligations and future payments primarily related to the European operations within the Commercial segment.

There was no restructuring provision recorded for the three and six months ended June 30, 2002.

The reconciliation of the restructuring reserve as of June 30, 2003 is as follows:

                           Balance at                                Balance at
                          December 31,   Restructuring      Cash       June 30,
                              2002      Provision - Net     Paid        2003
--------------------------------------------------------------------------------
Employee terminations      $ 14,319        $ 2,959        $ (4,498)   $12,780
Other                        67,121         (1,262)         (6,583)    59,276
--------------------------------------------------------------------------------
                           $ 81,440        $ 1,697        $(11,081)   $72,056
================================================================================

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

For the three months ended June 30, 2003, the Corporation recorded a charge of $2.1 million, in the Forms and Labels segment for asset impairments associated with the disposal of redundant enterprise software systems as a result of the Acquisition.

7. INCOME TAXES

The difference between the statutory rate and the effective rate relates to lower tax rates in non-U.S. jurisdictions combined with a reduction of the deferred tax valuation allowance, which is based on management's best estimate of the amount of deferred tax assets that will more likely than not be realized. The 2003 rate was also affected by a loss generated in the U.S. as a result of expenses

MOORE WALLACE INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. INCOME TAXES (continued)

incurred from the Acquisition. For the three and six months ended June 30, 2003 the valuation allowance was reduced $34.2 million and $40.4 million, respectively. For the three and six months ended June 30, 2002, the valuation allowance was reduced by $36.1 million.

8. ASSETS HELD FOR DISPOSITION

In the fourth quarter of 2001, the Corporation classified a non-core business as an asset held for disposition and the carrying value was adjusted to its net recoverable amount. Included in the results of the Commercial segment for the three and six months ended June 30, 2003 are net sales of $51.2 million and $100.9 million, respectively, relating to this business. For the three and six months ended June 30, 2003 income from operations relating to this business was $2.9 million and $6.1 million, respectively. For the three months ended June 30, 2002 net sales and income from operations relating to this business were $49.5 million and $3.4 million, respectively. Net sales relating to this business for the six months ended June 30, 2002 were $99.6 million and income from operations relating to this business was $6.2 million.

9. RECONCILIATION TO U.S. GAAP

The following summarizes the significant accounting differences between Canadian generally accepted accounting principles ("Canadian GAAP") and U.S. generally accepted accounting principles ("U.S. GAAP") that result in the differences disclosed in the U.S. GAAP reconciliation.

PENSIONS AND POSTRETIREMENT BENEFITS

The adoption of CICA Handbook, Section 3461 - Employee Future Benefits, on January 1, 2000, eliminated any material difference in the method of accounting for these costs. However, the transition rules for the implementation of this Canadian standard continue to result in a U.S. GAAP reporting difference. Under CICA Handbook Section 3461, all past net gains (losses), net assets and prior service costs were recognized as of the date of adoption. Under U.S. GAAP, net gains (losses), net assets and prior service costs which occurred before January 1, 2000 are recognized over the appropriate amortization period.

STATEMENT OF CASH FLOWS

For Canadian GAAP the Statements of Cash Flows disclose the net change in cash resources, which is defined as cash and cash equivalents less bank indebtedness. U.S. GAAP requires the disclosure of the net change in cash and cash equivalents. Under U.S. GAAP, net cash provided by financing activities for the six months ended June 30, 2003 is $738.2 million. Net cash used by financing activities for the six months ended June 30, 2002 was $1.5 million. Cash and cash equivalents are the same for both Canadian GAAP and U.S. GAAP.

INCOME TAXES

The liability method of accounting for income taxes is used for both Canadian GAAP and U.S. GAAP. However, under U.S. GAAP, temporary differences are tax effected at enacted rates, whereas under Canadian GAAP, temporary differences are tax effected using substantively enacted rates and laws that will be in effect when the differences are expected to reverse. For all periods presented, the tax rates used are the same for both Canadian GAAP and U.S. GAAP.

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

In April 2002, the shareholders of the Corporation approved the amendment of the options to purchase Series 1 Preference Shares ("Preference Shares") to eliminate the cash-out provision and to make them exercisable for one common share per each Preference Share option. The exercise price and the number of Preference Share options remained unchanged. This amendment effectively made these options common share equivalents for diluted earnings per share computations. The transition rules for CICA Handbook Section 3870 required that these common share equivalents be considered outstanding as of the beginning of the year, whereas for

MOORE WALLACE INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. RECONCILIATION TO U.S. GAAP  (continued)

U.S. GAAP purposes, these Preference Share options were not considered common share equivalents until amended. The difference in the diluted weighted average common shares between Canadian and U.S. GAAP relates solely to the Preference Share options.

Additionally, no compensation expense or pro forma compensation expense is required to be recognized in the current and future periods under Canadian GAAP pursuant to CICA Handbook Section 3870, whereas under U.S. GAAP, unearned compensation cost will be recognized over the remaining vesting period (through December 11, 2004) based on the intrinsic value of the options on the date of approval. Pro forma fair value compensation expense will also be recorded under U.S. GAAP for the Preference Shares commencing on the amendment date. In accordance with the transition rules for CICA Handbook Section 3870, no compensation expense was recorded for the Preference Shares for Canadian GAAP.

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

ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

For U.S. GAAP purposes the changes in the fair value of the Corporation's interest rate swaps that are designated as cash flow hedges are recorded in other comprehensive income. For U.S. GAAP purposes the changes in their fair value Corporation's interest rate swaps that are designated as fair value hedges are recorded as an adjustment to the Senior Notes. Under Canadian GAAP, there is no standard requiring the recognition of the fair value of derivatives either through comprehensive income or the hedged item.

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

CHANGES IN ACCOUNTING POLICIES

In the first quarter of 2003, the Corporation adopted Statement of Financial Accounting Standards ("SFAS") No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of Financial Accounting Standards Board ("FASB") Statement No. 13, and Technical Corrections" ("SFAS 145"). Among other things, under the provision of SFAS 145, gains and losses from the early extinguishment of debt are no longer classified as an extraordinary item, net of income taxes, but are included in the determination of pretax earnings. The effective date for SFAS 145 is for fiscal years beginning after May 15, 2002, with early application encouraged. Upon adoption, all gains and losses from the extinguishment of debt previously reported as an extraordinary item shall be reclassified to pretax earnings. The adoption of SFAS 145 had no impact on the financial position or results of operations of the Corporation for the six months ended June 30, 2003.

In the first quarter of 2003, the Corporation adopted SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal

MOORE WALLACE INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. RECONCILIATION TO U.S. GAAP (continued)

Activities" ("SFAS 146"). This statement addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant to the guidance that the Emerging Issues Task Force ("EITF") has set forth in EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The principal difference between SFAS 146 and EITF 94-3 is that SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred versus the EITF 94-3 where a liability was recognized on the date an entity committed to an exit plan. SFAS 146 is effective for exit and disposal activities that are initiated after December 31, 2002. In Canada, the Emerging Issues Committee ("EIC") issued EIC-134, "Accounting for Severance and Termination Benefits" and EIC-135, "Accounting for Costs Associated with Exit and Disposal Activities (Including Costs Incurred in a Restructuring)" in March 2003, which harmonize Canadian GAAP with SFAS 146.

In April 2003, FASB issued SFAS No. 149, "Amendment of SFAS No. 133 on Derivative Instruments and Hedging Activities" ("SFAS 149"). SFAS 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). In particular, it clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative, clarifies when a derivative contains a financing component, amends the definition of an underlying, and amends certain other existing pronouncements. SFAS 149 is generally effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The Corporation does not expect that the adoption of SFAS 149 will have a material impact on the results of operation or financial conditions.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("SFAS 150"). SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. Some of the provisions of this Statement are consistent with the current definition of liabilities in FASB Concepts Statement No. 6, Elements of Financial Statements. The remaining provisions of this Statement are consistent with the proposal to revise that definition to encompass certain obligations that a reporting entity can or must settle by issuing its own equity shares, depending on the nature of the relationship established between the holder and the issuer. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Corporation does not expect the adoption of SFAS 150 to have a material impact on its results of operations results or financial condition.

The following tables provide a reconciliation of net earnings as reported under Canadian GAAP to net earnings under U.S. GAAP:


                                                               Three Months Ended          Six Months Ended
                                                                     June 30,                   June 30,
                                                                2003         2002           2003        2002
--------------------------------------------------------------------------------------------------------------------
Net earnings as reported                                     $ 18,893      $ 15,246        $ 48,051    $ 27,739
U.S. GAAP Adjustments:
  Pension expense                                               1,014            20           2,025          38
  Postretirement benefits                                       4,332         4,325           8,660       8,647
  Computer software                                             1,694         1,691           3,398       3,382
  Debt conversion costs                                           704          (114)          1,070       1,151
  Stock-based compensation expense                                (79)       (1,547)           (444)     (4,143)
  Income taxes                                                 (2,988)       (1,187)         (5,736)     (3,539)
--------------------------------------------------------------------------------------------------------------------
Net earnings under U.S. GAAP                                 $ 23,570      $ 18,434        $ 57,024    $ 33,275
--------------------------------------------------------------------------------------------------------------------
Earnings per share:
  Basic                                                      $   0.17      $   0.17        $   0.46    $   0.30
  Diluted                                                    $   0.17      $   0.16        $   0.46    $   0.29
Average shares (in thousands):
  Basic                                                       136,049       111,481         124,163     111,664
  Diluted                                                     136,651       113,926         124,910     113,468

Comprehensive income:
Net earnings                                                 $ 23,570      $ 18,434        $ 57,024    $ 33,275
Other comprehensive income (loss) - net of tax:
  Currency translation adjustments                              8,001        (1,685)         12,790      (3,890)
  Fair value adjustment on derivatives                          2,144             -           1,868           -
--------------------------------------------------------------------------------------------------------------------
Total comprehensive income                                   $ 33,715      $ 16,749        $ 71,682    $ 29,385
====================================================================================================================

MOORE WALLACE INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Net gains on the disposal of property, plant and equipment for the six months ended June 30, 2003 and 2002 were $1.1 million and $2.4 million, respectively. For U.S. GAAP purposes these amounts are recorded in income from operations.

Interest expense is net of investment income of $1 million and $0.8 million for the six months ended June 30, 2003 and 2002, respectively.


Balance Sheet Items:                                      June 30, 2003                    December 31, 2002
                                                   As reported      U.S. GAAP        As reported        U.S. GAAP
----------------------------------------------------------------------------------------------------------------------
Net pension asset                                  $(183,348)     $(121,216)       $(193,350)         $(129,193)
Computer software - net                             (123,442)      (101,304)         (89,208)           (63,672)
Fair value of derivatives - liability                  4,950          9,614                -              5,089
Postretirement benefits                              260,515        376,588          241,344            366,077
Deferred taxes - net                                  12,546        (63,578)         (73,184)          (156,239)
Accounts payable and accrued liabilities             584,114        578,213          486,507            481,676
Long-term debt                                       933,269        930,631          187,463            187,463
Accumulated other comprehensive income              (120,543)       (86,595)        (133,333)          (101,253)
Share capital                                        855,990        887,971          403,800            405,337
Retained earnings (deficit)                          162,652          6,379          114,601            (50,645)


The Corporation's U.S. GAAP net earnings and earnings per share on a pro forma basis, if compensation expense for employee stock options were determined using the fair value method are as follows:


                                                          Three Months Ended                    Six Months Ended
                                                               June 30,                              June 30,
                                                       2003               2002               2003              2002
-------------------------------------------------------------------------------------------------------------------------
Net earnings                                      $     23,570       $     18,434       $     57,024      $     33,275
Pro forma adjustments - net of tax:
  Stock compensation recorded                               99              2,527                322             2,527
  Fair value compensation expense                         (608)            (3,424)            (1,183)           (3,883)
-------------------------------------------------------------------------------------------------------------------------
Pro forma net earnings                            $     23,061       $     17,537       $     56,163      $     31,919
=========================================================================================================================
Earnings per share
  Basic                                           $       0.17       $       0.16       $       0.45      $       0.29
  Diluted                                         $       0.17       $       0.15       $       0.45      $       0.28
=========================================================================================================================


10. SEGMENT INFORMATION

The Corporation operates in the printing industry with three distinct operating segments based on the way management assesses information on a regular basis for decision-making purposes. The three segments are Forms and Labels, Outsourcing and Commercial. These segments market print and print related products and services to a geographically diverse customer base. Management has aggregated divisions within the reportable segments due to strong similarities in the economic characteristics, nature of products and services, production processes, class of customer and distribution methods used.

Wallace historically operated in two business segments, Forms and Labels and Integrated Graphics. The principal products within the Forms and Labels segment include paper-based forms, electronic data processing and packaging labels and a standard line of office products. The principal products within the Integrated Graphics segment include commercial print and direct mail. The Corporation has classified the Wallace historical Forms and Labels operations within the Forms and Labels segment and the historical Integrated Graphics operations within the Commercial segment in the table below. Prior periods have not been restated to reflect the acquisition.

As a result of acquiring the remaining interest in Quality Color Press, Inc. in May 2002, management has reclassified this business from the Commercial segment to the Forms and Labels segment in order to reflect the business synergies and integration plans.

MOORE WALLACE INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10. SEGMENT INFORMATION (continued)

Three months ended                                 Forms and
June 30, 2003                                        Labels      Outsourcing       Commercial      Corporate         Consolidated
----------------------------------------------------------------------------------------------------------------------------------
Total revenue                                   $    351,702    $     76,361     $    229,875    $          -      $     657,938
Intersegment revenue                                  (1,213)            (12)          (6,642)              -             (7,867)
----------------------------------------------------------------------------------------------------------------------------------
Sales to customers outside                           350,489          76,349          223,233               -            650,071
     the enterprise

Income (loss) from operations                         10,772          12,685            8,110         (23,035)             8,532

Depreciation and amortization                         13,228           3,409            7,515           8,438             32,590

Capital expenditures                                   3,845           6,987            5,231           3,379             19,442



Six months ended                                  Forms and
June 30, 2003                                       Labels        Outsourcing      Commercial      Corporate        Consolidated
----------------------------------------------------------------------------------------------------------------------------------
Total revenue                                   $    620,005    $    173,766     $    379,846    $          -      $   1,173,617
Intersegment revenue                                  (2,687)            (13)          (9,701)              -            (12,401)
----------------------------------------------------------------------------------------------------------------------------------
Sales to customers outside                           617,318         173,753          370,145               -          1,161,216
     the enterprise

Income (loss) from operations                         41,234          38,876           21,298         (57,016)            44,392

Total assets                                       1,213,151         126,419        1,015,380         597,333          2,952,283

Depreciation and amortization                         21,987           6,587           11,271          13,920             53,765

Capital expenditures                                   6,490          11,611            6,583           4,872             29,556


Three months ended                                 Forms and
June 30, 2002 (Reclassified)                         Labels       Outsourcing      Commercial       Corporate        Consolidated
----------------------------------------------------------------------------------------------------------------------------------
Total revenue                                   $  286,252      $   71,151       $  145,957      $            -    $  503,360
Intersegment revenue                                  (744)            (15)          (2,810)                  -        (3,569)
----------------------------------------------------------------------------------------------------------------------------------
Sales to customers outside                         285,508          71,136          143,147                   -       499,791
    the enterprise

Income (loss) from operations                       31,884           8,822           10,785             (28,840)       22,651

Depreciation and amortization                        8,980           3,839            4,064               5,624        22,507

Capital expenditures                                   911             961            2,293               5,670         9,835



Six months ended                                   Forms and
June 30, 2002 (Reclassified)                         Labels        Outsourcing     Commercial        Corporate       Consolidated
----------------------------------------------------------------------------------------------------------------------------------
Total revenue                                   $  574,755      $  167,291       $  293,764      $            -    $  1,035,810
Intersegment revenue                                (1,689)            (27)          (4,802)                  -          (6,518)
----------------------------------------------------------------------------------------------------------------------------------
Sales to customers outside                         573,066         167,264          288,962                   -       1,029,292
    the enterprise

Income (loss) from operations                       62,278          29,535           22,746             (70,048)         44,511

Total assets                                       608,351         106,787          333,943             338,781       1,387,862

Depreciation and amortization                       17,826           7,824            7,792              11,220          44,662

Capital expenditures                                 1,925           1,857            3,129               6,302          13,213

MOORE WALLACE INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. CONTINGENCIES

At June 30, 2003, certain lawsuits and other claims and assessments were pending against the Corporation. While the outcome of these matters is subject to future resolution, management's evaluation and analysis of such matters indicate that, individually and in the aggregate, the probable ultimate resolution of such matters will not have a material effect on the Corporation's consolidated financial statements.

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

The Corporation has been identified as a Potentially Responsible Party ("PRP") at the Dover, New Hampshire Municipal Landfill, a United States Environmental Protection Agency Superfund Site. The Corporation has been participating with a group of approximately 26 other PRP's to fund the study of and implement remedial activities at the site. Remediation at the site has been on-going and is anticipated to continue for at least several years. The total cost of the remedial activity was estimated to be approximately $26 million. The Corporation's share is not expected to exceed $1.5 million. The Corporation believes that its reserves are sufficient based on the present facts and recent tests performed at this site.

12. EARNINGS PER SHARE



                                                          Three Months Ended                    Six Months Ended
                                                               June 30,                              June 30,
                                                       2003               2002               2003              2002
-------------------------------------------------------------------------------------------------------------------------
Net earnings                                      $     18,893       $     15,246       $     48,051      $     27,739
-------------------------------------------------------------------------------------------------------------------------
Weighted average number of common
shares outstanding:
  Basic                                                136,049            111,481            124,163           111,664
  Dilutive options and awards                              637              2,688                794             2,553
-------------------------------------------------------------------------------------------------------------------------
  Diluted                                              136,686            114,169            124,957           114,217
-------------------------------------------------------------------------------------------------------------------------
Earnings per share
  Basic                                           $       0.14       $       0.14       $       0.39      $       0.25
  Diluted                                         $       0.14       $       0.13       $       0.38      $       0.24
=========================================================================================================================

13. SUBSEQUENT EVENTS

On August 5, 2003, the Corporation entered into an agreement with the lender of its New Facility to amend the New Facility to reduce the basis point spread. Management expects this reduction to result in annualized pretax cash interest savings of approximately $2.5 million.

MOORE WALLACE INCORPORATED
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This section provides a review of the financial performance of Moore Wallace Incorporated (the "Corporation"), formerly Moore Corporation Limited ("Moore"), for the three and six months ended June 30, 2003 and 2002. This analysis is based on the consolidated financial statements that are presented in Item 1, prepared in accordance with Canadian generally accepted accounting principles ("GAAP"). Differences between Canadian and U.S. GAAP are disclosed in Note 9 to the consolidated financial statements. Where appropriate, comparative figures have been reclassified to conform to the current presentation in the Corporation's consolidated financial statements.

As discussed further hereafter, on May 15, 2003, the Corporation acquired all the outstanding shares of Wallace Computer Services, Inc. ("Wallace"), a leading provider of printed products and print management services. The results of operations for the three and six months ended June 30, 2003 include the results of Wallace from May 15, 2003. The differences in operating results in 2003 versus 2002 are primarily due to this acquisition (the "Acquisition").

OVERVIEW

The Corporation is a diversified printing company that operates in three distinct operating segments: Forms and Labels, Outsourcing, and Commercial. The Corporation offers its products and services principally in the United States and Canada, but it also has operations in Europe and in Latin America, primarily in Mexico and Brazil.

The Forms and Labels segment provides a wide array of products and services, including the design and production of business forms, labels and related products, as well as electronic print management solutions. The Outsourcing segment provides fully integrated business-to-business and business-to-consumer solutions involving high quality variable image print and mail, electronic statement and database management services. The Commercial segment provides high quality multi-color personalized business communications and direct marketing services, including project, database and list management services. For the six months ended June 30, 2003, approximately 53%, 15% and 32% of consolidated net sales were attributable to the Forms and Labels, Outsourcing and Commercial segments, respectively.

Like many other companies, net sales in 2003 and 2002 have been affected by the economic downturn in the United States. In addition to general economic conditions, the Corporation's financial results for the periods discussed herein have been affected by a number of strategic factors including acquisitions of complementary businesses, the restructuring of operations, the disposal of non-core businesses and the exiting of unprofitable accounts and product lines. These initiatives have resulted in improved performance in 2003, relative to the comparable periods last year. Historically, net sales have not been materially affected by seasonal factors.

On May 15, 2003, the Corporation acquired all the outstanding shares of Wallace for consideration of $14.40 in cash and 1.05 shares of the Corporation for each outstanding share of Wallace. Management believes the Acquisition will enhance the Corporation's combined competitive position within the industry and establish the Corporation as a leading provider of integrated print management services across multiple industries. Management also believes the Acquisition will enable the Corporation to improve profitability, achieve significant cost synergies, leverage complementary products and services and augment cross-selling opportunities across a more diverse platform. The aggregate consideration to the Wallace shareholders was $1.1 billion and is comprised of a cash payment of $609.7 million and 44,458,825 common shares of the Corporation with a fair value of $471.7 million. The fair value of the Corporation's shares is based upon the actual number of shares issued to the Wallace shareholders using the average closing trading price of the Corporation's common shares on the New York Stock Exchange ("NYSE") during a five-day trading period beginning two days prior to the announcement of the merger agreement on January 17, 2003. The total purchase price of $1.3 billion also includes $218.2 million for the settlement of Wallace debt and other liabilities, and direct acquisition costs to date of $19 million.

On January 31, 2002, the Corporation completed the acquisition of The Nielsen Company ("Nielsen"), a commercial printer, which is complementary to its core operations.

Consistent with the strategy to focus on core printing operations, the Corporation disposed of various non-core businesses. During the first quarter of 2002, the Corporation disposed of several of its interests in non-U.S. investments that were no longer strategic or where the Corporation lacked sufficient control to achieve its objectives.

During the second quarter 2003, in connection with the Acquisition, management approved and initiated plans to restructure the operations of both Wallace and Moore ("restructuring plans") to eliminate certain duplicative functions, to close certain facilities, to dispose of redundant software systems and underutilized assets and rationalize real estate holdings in order to reduce the combined cost structure of the organization. As a result, the Corporation accrued approximately $2.5 million of costs to exit certain Wallace activities, such as severance, costs of vacating redundant facilities (leased or owned) and other costs associated with exiting these activities. These costs are accounted and are recognized as a liability assumed in the purchase business combination and are included

MOORE WALLACE INCORPORATED
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

in the allocation of the cost and are recorded in goodwill (see Note 3). The Corporation accrued approximately $3.3 million of similar restructuring costs in connection with exiting certain Moore activities. These costs have been included as a charge to the results of operations for the three and six months ended June 30, 2003.

The Corporation's results during the periods discussed have also been affected by industry-wide trends, mainly downward pricing pressure associated with the high degree of competition resulting, in part, from excess capacity in the industry and fragmentation in the printing market. While the Corporation believes that continued consolidation in the industry will result in greater opportunities for cross-selling, other trends may have a countervailing effect. The eventual effect, for example, of electronic substitution on the printing industry cannot be predicted. The Corporation continues to adapt its product line to the evolving demands of the digital products and services market. The effects these actions will have on the Corporation's results or financial condition cannot be predicted.

The following discussion includes information on a consolidated basis presented in accordance with Canadian GAAP. This discussion is supplemented by a discussion of segment operating income. This supplemental discussion should be read in conjunction with the Corporation's reported consolidated financial statements.

MOORE WALLACE INCORPORATED
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2003 AS
                COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2002


CONSOLIDATED

Net sales for the three months ended June 30, 2003 increased $150.3 million to $650.1 million, representing a 30.1% increase versus the same period last year. The inclusion of the operations of Wallace ($174.4 million) for the 46 days after the close of the Acquisition on May 15, 2003, more than offset the sales declines in the U.S. and Canadian Forms and Labels business ($34.5 million) as customers continue to defer spending decisions as a result of macroeconomic conditions.

Cost of sales increased $144 million to $485.7 million or 74.7% of consolidated net sales for the quarter ended June 30, 2003 versus 68.3% for the same period in the prior year. Included in cost of sales for the second quarter of 2003 was an acquisition related charge for the fair value of the inventory and backlog ($38.6 million). Also, included in cost of sales was a $3 million charge for certain obsolete Wallace inventory and a benefit related to the recognition of vendor rebates earned.

Selling, general and administrative costs increased $8.7 million to $121.6 million or 18.7% of consolidated net sales for the three months ended June 30, 2003, compared to $112.9 million or 22.6% of consolidated net sales versus the same period last year. The margin improvement is primarily due to benefits achieved from the Corporation's prior restructuring activities, continued focus on cost containment of discretionary spending and early benefits recognized as a result of reducing duplicative employee functions subsequent to the Acquisition.

During the three months ended June 30, 2003 the Corporation recorded a restructuring provision of $3.3 million for workforce reductions (41 positions) primarily related to the closure of a plant and the elimination of certain redundant administrative and corporate functions. These charges were partially offset by the reversal of a portion of its 2001 restructuring reserves ($1.6 million) as a result of favorable settlements in 2003 as compared to estimates and assumptions used by management at the time the charge was recorded. There was no restructuring provision recorded during the three months ended June 30, 2002.

Depreciation and amortization increased $10.1 million to $32.6 million versus the June 30, 2002 period, primarily as a result of the Acquisition ($11.7 million). Also, included in depreciation and amortization is $1.7 million of depreciation reflecting the fair value adjustment of Wallace property, plant and equipment acquired, $1.1 million of intangible asset amortization of purchased intangibles and $2.1 million of asset impairments associated with the disposal of redundant enterprise software systems as a result of the Acquisition.

Income from operations declined $14.2 million to $8.5 million for the three months ended June 30, 2003, versus 2002. The results were unfavorably affected by acquisition related items ($38.6 million) and net restructuring and restructuring related actions ($3.8 million) as previously discussed.

Included in investment and other income (expense) is the write-off of the fair value of interest rate swaps ($5.2 million) as a result of extinguishing Moore's historical debt on the date of Acquisition (see Note 5).

Net interest expense increased by $24.7 million to $27.4 million for the three months ended June 30, 2003, compared to 2002, primarily due to $6.2 million (pre-acquisition interest expense, deferred issue cost amortization and discount amortization) related to the financing of the Acquisition before closing on May 15, 2003. Additionally, the Corporation paid $4 million of bridge financing commitment fees related to the Acquisition. The Corporation also recorded a charge ($7.5 million) to write off the deferred financing fees related to the Corporation's historical debt in connection with the financing of the Acquisition. Excluding these items, net interest expense increased $7 million primarily due to the increased debt outstanding as a result of the Acquisition (see Note 5).

Net earnings for the three months ended June 30, 2003, includes $34.2 million reduction of the deferred tax valuation allowance and the benefit of the loss generated in the U.S. as a result of expenses incurred from the Acquisition. Net earnings for the three months ended June 30, 2003, increased $3.7 million over the prior year to $18.9 million, or $0.14 per diluted share. Included in net income for the quarter were acquisition related charges of $61.5 million ($35.6 million net of taxes) or $0.26 per diluted share, and restructuring and other charges of $3.8 million ($2.6 million net of taxes) or $0.02 per diluted share. The following table below summarizes the acquisition related and restructuring and other charges (credits):

MOORE WALLACE INCORPORATED
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2003 AS
                COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2002


CONSOLIDATED (continued)


                                                    Three Months Ended
                                                       June 30, 2003
                                                       -------------
                                              (In millions of U.S. dollars)

Inventory and backlog                                  $         38.6
Pre-acquisition interest - net                                    6.2
Deferred financing fees                                           7.5
Fair value of interest rate swaps                                 5.2
Bridge financing fees                                             4.0
                                                       --------------
Total acquisition related charges                      $         61.5
                                                       ==============
Restructuring                                          $          3.3
Reversal of prior restructuring                                  (1.6)
Asset impairment                                                  2.1
                                                       --------------
Total restructuring and other charges                  $          3.8
                                                       ==============


For the same period in 2002, the Corporation reported net income of $15.2 million, or $0.13 per diluted share. The increase relates to the tax benefit recorded in the three months ended June 30, 2003, partially offset by acquisition related charges and restructuring and restructuring related charges.


OPERATING RESULTS BY SEGMENT

The following table and management discussion summarizes the operating results of the Corporation's business segments:


Three months ended June 30,                                                           Operating income
(In millions of U.S. dollars)                             Net sales                       (loss)
-------------------------------------------------------------------------------------------------------------
                                                    2003           2002             2003          2002
-------------------------------------------------------------------------------------------------------------
Forms and Labels                               $      350.5    $      285.5      $   10.7      $    31.9
Outsourcing                                            76.4            71.1          12.7            8.8
Commercial                                            223.2           143.2           8.1           10.8
Corporate                                                 -               -         (23.0)         (28.8)
-------------------------------------------------------------------------------------------------------------
   Total                                       $      650.1    $      499.8      $    8.5      $    22.7
=============================================================================================================


FORMS AND LABELS

Net sales for the three months ended June 30, 2003 increased $65 million or 22.8%. The inclusion of the Acquisition ($95.4 million), more than offset the volume declines at major print management customers in the North American Forms and Labels business. The Corporation believes the business activity levels at these major print management customers will continue to be adversely affected until macroeconomic conditions improve.

Operating income for the three months ended June 30, 2003 decreased $21.2 million or 66.5% versus 2002 to $10.7 million primarily due to the fair market value charge for inventory and backlog acquired from Wallace ($27.2 million), a restructuring charge of $1.1 million, an asset impairment charge of $2.1 million, depreciation on the fair market value adjustment for the property, plant and equipment acquired ($0.6 million) and volume declines in the North American Forms and Labels, as previously discussed, partially offset by the operating results of Wallace.

MOORE WALLACE INCORPORATED
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


        RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2003 AS
                COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2002


OUTSOURCING

Net sales increased $5.3 million or 7.5% to $76.4 million for the three months ended June 30, 2003 from the same prior year period. Growth was achieved from new customers and sales increases with certain existing customers in the financial and telecommunications markets, partially offset by volume declines as a result of the overall economic environment.

Operating income for the three months ended June 30, 2003 increased $3.9 million, or 44.3% versus 2002, due to increased sales activity and to savings achieved from cost containment initiatives implemented during 2002, which included the consolidation of administrative functions and focus on production efficiencies, partially offset by increased start-up costs associated with new customers.

COMMERCIAL

Net sales increased by $80 million or 55.9% for the three months ended June 30, 2003 primarily due to the Acquisition ($79 million), increased commercial print transaction business at Nielsen ($3.4 million) achieved through the Corporation's cross-selling initiatives, favorable foreign currency exchange ($4.3 million) and increased domestic direct mail business ($0.9 million) as some abatement of geopolitical uncertainty helped to increase mailing volumes. These increases were partially offset by volume declines in the Corporation's technical publications group ($4.6 million) due to lower demand by certain healthcare customers.

Operating income for the three months ended June 30, 2003 decreased $2.7 million or 25%, to $8.1 million versus 2002, primarily due to the fair market value charge for inventory and backlog acquired from Wallace ($11.4 million), depreciation on the fair market value adjustment for the property, plant and equipment acquired ($0.9 million) and volume declines in the technical publications group ($1 million), partially offset by the operating results of Wallace, the reversal of a prior restructuring reserve in its European operations, increased volumes at Nielsen ($1.3 million) and manufacturing efficiencies achieved at the domestic direct mail operations ($1.6 million).

CORPORATE

Corporate operating expenses decreased from $28.8 million to $23 million for the quarter ended June 30, 2003 versus the same period in 2002, primarily due to overall financial management, including information technology spending, partially offset by increased healthcare benefit costs, the inclusion of Wallace corporate costs for the 46-day period subsequent to the close and a provision for restructuring for duplicative administrative functions.

MOORE WALLACE INCORPORATED
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2003 AS
                 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2002

CONSOLIDATED

Net sales for the six months ended June 30, 2003 increased $131.9 million to $1,161.2 million, representing a 12.8% increase versus the same period last year. The inclusion of Wallace ($174.4 million) for the 46 days after the close of the Acquisition on May 15, 2003, more than offset the sales declines in the U.S. and Canadian Forms and Labels business ($52.7 million) as customers continue to defer spending decisions as a result of macroeconomic conditions.

Cost of sales increased $128.4 million to $831.1 million or 71.6% of consolidated net sales for the period ended June 30, 2003 versus 68.3% for the same period in the prior year. Included in cost of sales for the second quarter of 2003 was an acquisition related charge for the fair value of the inventory and backlog ($38.6 million). Also, included in cost of sales was a $3 million charge for certain obsolete Wallace inventory and a benefit related to the recognition of vendor rebates earned.

Selling, general and administrative costs decreased $7.1 million to $230.2 million or 19.8% of consolidated net sales for the six months ended June 30, 2003, compared to $237.3 million or 23.1% of consolidated net sales versus the same period last year. The margin improvement is primarily due to benefits achieved from the Corporation's prior restructuring activities, continued focus on cost containment of discretionary spending and early benefits recognized as a result of reducing duplicative employee functions subsequent to the Acquisition.

During the six months ended June 30, 2003 the Corporation recorded a restructuring provision of $3.3 million for workforce reductions (41 positions) primarily related to the closure of a plant and the elimination of certain redundant administrative and corporate functions. These charges were partially offset by the reversal of a portion of its 2001 restructuring reserves ($1.6 million) as a result of favorable settlements in 2003, as compared to estimates and assumptions used by management at the time the charge was recorded. There was no restructuring provision recorded during the six months ended June 30, 2002.

Depreciation and amortization increased $9.1 million to $53.8 million versus the June 30, 2002 period, primarily as a result of the Acquisition ($11.7 million). Also, included in depreciation and amortization is $1.7 million of depreciation reflecting the fair value adjustment of Wallace property, plant and equipment acquired, $1.1 million of intangible asset amortization of purchased intangibles and $2.1 million of asset impairments associated with the disposal of redundant enterprise software systems as a result of the Acquisition.

Income from operations declined $0.2 million to $44.4 million for the six months ended June 30, 2003, versus June 30, 2002. The results were unfavorably affected by acquisition related items ($38.6 million) and net restructuring and restructuring related actions ($3.8 million) as previously discussed.

Included in investment and other income (expense) is the write-off of the fair value of interest rate swaps ($5.2 million) as a result of extinguishing Moore's historical debt on the date of Acquisition (see Note 5).

Net interest expense increased by $28.6 million to $33.9 million for the six months ended June 30, 2003, compared to 2002, primarily due to $9.4 million (pre-acquisition interest expense, deferred issue cost amortization and discount amortization) related to the financing of the Acquisition before closing on May 15, 2003. Additionally, the Corporation paid $4 million of bridge financing commitment fees related to the Acquisition. The Corporation also recorded a charge ($7.5 million) to write off the deferred financing fees related to the Corporation's historical debt in connection with the financing of the Acquisition. Excluding these items, net interest expense increased $7.7 million primarily due to the increased debt outstanding as a result of the Acquisition (see Note 5).

The difference between the statutory rate and the effective rate relates to lower tax rates in non-U.S. jurisdictions combined with a reduction of the deferred tax valuation allowance, which is based on management's best estimate of the amount of deferred tax assets that will more likely than not be realized. The 2003 rate was also affected by a loss generated in the U.S. as a result of expenses incurred from the Acquisition. For the three and six months ended June 30, 2003, the valuation allowance was reduced $34.2 million and $40.4 million, respectively. For the three and six months ended June 30, 2002, the valuation allowance was reduced by $36.1 million.

Net earnings for the six months ended June 30, 2003 includes $40.4 million reduction of the deferred tax valuation allowance and the benefit of the loss generated in the U.S. as a result of expenses incurred from the Acquisition. Net earnings for the six months ended June 30, 2003, increased $20.4 million over the prior year to $48.1 million, or $0.38 per diluted share. Included in net income for the first six months were acquisition related charges of $64.7 million ($37.6 million net of taxes) or $0.27 per diluted share, restructuring and other charges of $3.8 million ($2.6 million net of taxes) or $0.02 per diluted share and a gain on the disposition of a real estate holding of $1.2 million ($0.8 million net of taxes) or $0.01 per diluted share. The following table below summarizes the acquisition related and restructuring and other charges (credits):

MOORE WALLACE INCORPORATED
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


         RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2003 AS
                 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2002


CONSOLIDATED (continued)


                                                     Six Months Ended
                                                       June 30, 2003
                                                       -------------
                                                (In millions of U.S. dollars)

   Fair value of acquired inventory and backlog          $  38.6
   Pre-acquisition interest - net                            9.4
   Deferred financing fees                                   7.5
   Fair value of interest rate swaps                         5.2
   Bridge financing fees                                     4.0
                                                         --------
   Total acquisition related charges                     $  64.7
                                                         ========

   Restructuring                                         $   3.3
   Reversal of prior restructuring                          (1.6)
   Asset impairment                                          2.1
                                                         --------
   Total restructuring and other charges                 $   3.8
                                                         ========
   Gain on disposition of property                       $   1.2
                                                         ========


For the same period in 2002, the Corporation reported net income of $27.7 million, or $0.24 per diluted share. The increase relates to the tax benefit recorded in the three-month period ended June 30, 2003, partially offset by acquisition related charges and restructuring and restructuring related charges.

OPERATING RESULTS BY SEGMENT

The following table and management discussion summarizes the operating results of the Corporation's business segments:


Six months ended June 30,                                             Operating income
(In millions of U.S. dollars)                  Net Sales                   (loss)
--------------------------------------------------------------------------------------------
                                        2003          2002         2003             2002
--------------------------------------------------------------------------------------------
Forms and Labels                     $   617.3     $   573.1     $   41.2        $   62.3
Outsourcing                              173.8         167.2         38.9            29.5
Commercial                               370.1         289.0         21.3            22.7
Corporate                                    -             -        (57.0)          (70.0)
--------------------------------------------------------------------------------------------
    Total                            $ 1,161.2     $ 1,029.3     $   44.4        $   44.5
============================================================================================


FORMS AND LABELS

Net sales for the six months ended June 30, 2003 increased $44.2 million or 7.7% to $617.3 million, versus 2002. The inclusion of the Acquisition ($95.4 million), more than offset the volume declines at major print management customers in the North American Forms and Labels business. The Corporation believes the business activity levels at these major print management customers will continue to be adversely affected until macroeconomic conditions improve.

Operating income for the six months ended June 30, 2003 decreased $21.1 million or 33.9% to $41.2 million versus 2002, primarily due to the fair market value charge for inventory and backlog acquired from Wallace ($27.2 million), a restructuring charge of $1.1 million, an asset impairment charge of $2.1 million, depreciation on the fair market value adjustment for the property, plant and equipment acquired ($0.6 million) and the volume declines in the North American Forms and Labels, as previously discussed, partially offset by operating results of Wallace.

MOORE WALLACE INCORPORATED
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


         RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2003 AS
                 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2002


OUTSOURCING

Net sales increased $6.6 million or 3.9% to $173.8 million for the six months ended June 30, 2003, from the same prior year period. Growth was achieved from new customers and sales increases with certain existing customers in the financial and telecommunications markets, partially offset by volume declines as a result of the overall economic environment.

Operating income for the six months ended June 30, 2003, increased $9.4 million, or 31.9%, versus 2002, due to increased sales activity and to savings achieved from cost containment initiatives implemented during 2002 which included the consolidation of administrative functions and focus on production efficiencies, partially offset by increased start-up costs associated with new customers.

COMMERCIAL

Net sales increased by $81.1 million or 28.1% for the six months ended June 30, 2003, primarily due to the Acquisition ($79 million), increased commercial print transaction business at Nielsen ($15 million) achieved through the Corporation's cross-selling initiatives and favorable foreign currency exchange ($9.2 million). These increases were partially offset by volume declines in the Corporation's technical publications group ($7.2 million) due to lower demand by certain healthcare customers and the exiting of non-core businesses ($7.7 million).

Operating income for the six months ended June 30, 2003, decreased $1.4 million or 6.2%, to $21.3 million versus 2002, primarily due to the fair market value charge for inventory and backlog acquired from Wallace ($11.4 million), and depreciation on the fair market value adjustment for the property, plant and equipment acquired ($0.9 million), partially offset by the operating results of Wallace and the reversal of a prior restructuring reserve in its European operations and increased volumes at Nielsen ($2.1 million).

CORPORATE

Corporate operating expenses decreased $13 million to $57 million for the quarter ended June 30, 2003, versus the same period in 2002, primarily due to overall financial management, including information technology spending, partially offset by increased healthcare benefit costs, the inclusion of Wallace corporate costs for the 46-day period subsequent to the close and a provision for restructuring related to duplicative administrative functions.

LIQUIDITY AND CAPITAL RESOURCES

In March 2003, the Corporation entered into an $850 million senior secured credit facility (the "New Facility") in connection with the Acquisition. The New Facility consists of a seven-year $500 million B Term Loan, which was funded in escrow until the consummation of the Acquisition on May 15, 2003, and a five-year $350 million Revolving Credit Facility, each of which are subject to a number of restrictive and financial covenants that, in part, limit additional indebtedness and the ability of the Corporation to engage in certain transactions with affiliates, create liens on assets, engage in mergers and consolidations, or dispose of assets. The financial covenants are calculated quarterly and include, in part, tests of leverage and interest coverage. The loans under the New Facility bear interest based on a variable index (LIBOR), plus an applicable margin. Three-month LIBOR at June 30, 2003, was 1.1%. The New Facility replaced the Corporation's $400 million senior secured credit facility (the "Existing Facility"). At June 30, 2003, $510 million is outstanding under the New Facility.

Concurrently, in March 2003, the Corporation issued $403 million of 7 7/8 % senior unsecured notes (the "Senior Notes") due 2011 at a $2.8 million discount to the principal amount. Interest on the Senior Notes is payable semiannually on January 15 and July 15 of each year, commencing on July 15, 2003. The proceeds from the Senior Notes along with $16 million in prepaid interest through September 15, 2003 were held in escrow until the consummation of the Acquisition. The indenture governing the Senior Notes contains certain restrictive covenants that, among other things, limit additional indebtedness and the Corporation's ability to engage in certain transactions with affiliates, create liens on assets, engage in mergers and consolidations, or dispose of assets. The Corporation, at its option, may redeem up to 40% of the Senior Notes prior to January 15, 2006, at a predetermined redemption price with the proceeds of certain equity offerings. In addition, subsequent to January 15, 2007, the Senior Notes may be redeemed at predetermined redemption prices. On or prior to January 15, 2007, the Corporation may also redeem the Senior Notes upon a change of control, at a price equal to 100% of the principal plus an applicable premium.

In August 2002, the Corporation entered into the Existing Facility, which is comprised of a five-year $125 million Revolving Credit Facility, a five-year $75 million Delayed Draw Term Loan A Facility, and a six-year $200 million Term Loan B Facility. The Existing Facility was replaced with the proceeds from the New Facility upon the consummation of the Acquisition. At December 31, 2002, $179.5 million was outstanding under this facility.

MOORE WALLACE INCORPORATED
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES (continued)

As a result of replacing the Existing Facility, the Corporation recorded a charge of $5.2 million during the quarter for the fair value on $150 million notional amount fixed rate interest rate swaps that were designated as cash flow hedges of the variable interest on the Existing Facility. The $5.2 million liability resulting from this charge will be ratably reduced and recorded as income over the remaining term of the swaps. These swap agreements exchange the variable interest rates (LIBOR) for fixed interest rates over the terms of the agreements. During the quarter, the Corporation designated these swaps as cash flow hedges of the interest rate risk attributable to the forecasted variable interest payments on the New Facility. Also during the quarter, the Corporation entered into an additional $250 million notional amount fixed rate interest rate swaps that are designated as cash flow hedges of the interest rate risk attributable to the forecasted variable interest payments. These swaps, which become effective and interest will begin accruing on October 7, 2003, exchange the LIBOR interest on the New Facility to fixed rate over the term of the swaps. At June 30, 2003, the notional amount of all fixed rate swaps outstanding was $400 million and their fair market value was a $6.9 million liability.

During the quarter, the Corporation also entered into $250 million notional amount interest rate swaps that exchange the interest on the 7.78% fixed rate Senior Notes to floating rate six-month LIBOR plus a basis point spread. The swaps are designated as a fair value hedge against $250 million of principal on the Company's Senior Notes and mature January 2011. At June 30, 2003, fair market value of these floating rate swaps was a $2.7 million liability.

On August 5, 2003, the Corporation entered into an agreement with the lender of its New Facility to amend the New Facility to reduce the basis point spread. Management expects this reduction to result in annualized pretax cash interest savings of approximately $2.5 million.

The Corporation also maintains uncommitted bank operating lines in the majority of the domestic markets in which it operates. These lines of credit are maintained to cover temporary cash shortfalls. Maximum allowable borrowings under these uncommitted facilities amounted to $43.6 million at June 30, 2003 ($0.8 million outstanding), and may be terminated at any time at the Corporation's option. Total availability under these facilities at June 30, 2003, was approximately $43 million. The Corporation has approximately $42 million in outstanding letters of credit at June 30, 2003.

An additional source of liquidity at June 30, 2003 was the Corporation's short-term investments in the amount of $46.5 million, which primarily consist of certificate and term deposits, treasury bills and bank notes. These investments are with financial institutions of sound credit rating and are highly liquid as the majority mature within one to seven days and are classified as "cash and cash equivalents".

At June 30, 2003 and 2002 the Corporation was not in violation of its debt covenants. The Corporation believes it has sufficient liquidity to complete the remaining restructuring activities and effectively manage the operating needs of the businesses.

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

In February 2002, the Corporation announced a program to repurchase up to $50 million of its common shares. The program allows for shares to be purchased on the NYSE from time to time depending upon market conditions, market price of the common shares and the assessment of the cash flow needs by the Corporation's management. Since the inception of the program, the Corporation has repurchased $14.1 million of its common shares (no shares were repurchased during the six months ended June 30, 2003). The New Facility and Senior Notes related to the Acquisition do not prohibit the Corporation from continuing the repurchase program.

Net cash provided by operating activities was $52.7 million for the six months ended June 30, 2003, compared to net cash provided of $73.5 million for the same period last year. The change was due to net changes in working capital offset by better operating results.

Net cash used by investing activities for the six months ended June 30, 2003, was $865.3 million, primarily related to the Acquisition (see Note 3), versus $76 million used in 2002, of which $57.2 million relates to the acquisition of Nielsen.

Net cash provided by financing activities for the six months ended June 30, 2003, was $725.1 million compared to $19.5 million for the same period in 2002. The increase relates to the Corporation's $910.3 million of debt related to the Acquisition (see Note 3); offset by decreased borrowings under the Corporation's Existing Facility compared to 2002.

MOORE WALLACE INCORPORATED
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES (continued)

As of June 30, 2003, the aggregate amount of outstanding forward foreign currency contracts was $15.3 million. Unrealized gains and losses from these foreign currency contracts were not significant at June 30, 2003. The Corporation does not use derivative financial instruments for trading purposes.


FORWARD-LOOKING STATEMENTS

We have made forward-looking statements in this quarterly report on Form 10-Q that are subject to risks and uncertainties. These statements are based on the beliefs and assumptions of the Corporation's management. Generally, forward-looking statements include information concerning possible or assumed future actions, events or results of operations of the Corporation. Forward-looking statements may include, among other things, statements regarding:

     - management forecasts;
     - efficiencies, cost avoidance and cost savings;
     - income and margins;
     - earnings per share;
     - growth;
     - the economy;
     - future economic performance;
     - future acquisitions and dispositions;
     - litigation;
     - potential and contingent liabilities;
     - management's plans;
     - business portfolios;
     - taxes; and
     - merger and integration-related expenses.

These statements may include, or be proceeded or followed by, the words "may," "will," "should," "potential," "possible," "believe," "expect," "anticipate," "intend," "plan," "estimate," "hope" or similar expressions. We claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 for all forward-looking statements.

Forward-looking statements are not guarantees of performance. You should understand that the following important factors, in addition to those "Risk Factors" set forth in documents we have filed with the Securities and Exchange Commission, could affect the future results of the Corporation, and could cause those results or other outcomes to differ materially from those expressed or implied in our forward-looking statements:

     - the effect of economic and political conditions on a regional, national or international basis;
     - the possibility of future terrorist activities or the possibility of an outbreak of hostilities in the Middle East or elsewhere;
     - the effect of inflation, changes in currency exchange rates and change in interest rates;
     - the effect of changes in laws and regulations, including changes in accounting standards, trade, tax, price controls and other regulatory matters;
     - the performance of the Corporation's businesses following the acquisition of Wallace and the ability of the companies to integrate their operations successfully;
     - the financial resources of, and products available to the Corporation's competitors;
     - competitive pressures in the commercial printing, forms and labels, electronic print management, business marketing, business communications, office supplies, imaging, digital printing and computer software industries;
     - the ability to secure and defend intellectual property rights and, when appropriate, license required technology;
     - customers' budgetary constraints;
     - customer changes in short-range and long-range plans;
     - the ability to gain customer acceptance of the Corporation's new products and technologies;
     - product performance and customer expectations;
     - performance issues with key suppliers;
     - changes in the availability or costs of key supplies (such as ink and paper);
     - the ability to generate cash flows or obtain financing to fund growth;
     - contingencies related to actual or alleged environmental contamination;
       and
     - adverse outcomes of pending or threatened litigation.

MOORE WALLACE INCORPORATED
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


FORWARD-LOOKING STATEMENTS (continued)

Because forward-looking statements are subject to assumptions and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. Stockholders are cautioned not to place undue reliance on such statements, which speak only as of the date of this document or the date of any document incorporated by reference.

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


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See Liquidity and Capital Resources.

ITEM 4. CONTROLS AND PROCEDURES

The Corporation's Chief Executive Officer and Chief Financial Officer have conducted an evaluation of the effectiveness of disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this quarterly report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this quarterly report has been made known to them in a timely fashion. There have been no significant changes in internal controls, or in factors that could significantly affect internal controls, subsequent to the date the Chief Executive Officer and Chief Financial Officer completed their evaluation.


                          PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

At June 30, 2003, certain lawsuits and other claims and assessments were pending against the Corporation. While the outcome of these matters is subject to future resolution, management's evaluation and analysis of such matters indicate that, individually and in the aggregate, the probable ultimate resolution of such matters will not have a material effect on the Corporation's consolidated financial statements.

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

The Corporation has been identified as a Potentially Responsible Party ("PRP") at the Dover, New Hampshire Municipal Landfill, a United States Environmental Protection Agency Superfund Site. The Corporation has been participating with a group of approximately 26 other PRP's to fund the study of and implement remedial activities at the site. Remediation at the site has been ongoing and is anticipated to continue for at least several years. The toal cost of the remedial activity was estimated to be approximately $26 million. The Corporation's share is not expected to exceed $1.5 million. The Corporation believes that its reserves are sufficient based on the present facts and recent tests performed at this site.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

In March 2003, the Corporation's Board of Directors issued a restricted share grant of 75,000 common shares of the Corporation to an executive officer of the Corporation which is scheduled to vest annually over a four year period. The Corporation has utilized its restricted share as an incentive to attract and keep qualified experienced key personnel. Under the terms of the restricted share grant, the Corporation has a right to repurchase any unvested shares at the original exercise price of the shares upon termination of employment. No underwriters were involved and there were no underwriting discounts or commissions. The issuance of the restricted shares by the Corporation was a transaction "not involving a public offering" and therefore was an exempt transaction under Section 4(2) of the Securities Act.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The following matters were voted on at the Corporation's Annual and Special Shareholders Meeting held on April 23, 2003:

1. The appointment of Deloitte & Touche, LLP as the Corporation's independent auditor for a term expiring at the annual meeting of shareholders in 2004 and to authorize the directors to fix the remuneration to be paid to the independent auditor.


                           Shares For       Shares Withheld
                           --------------------------------
                           83,435,244               134,096


2. The election of a total of ten directors of the Corporation, seven directors to begin their terms of office effective the date of the shareholders' meeting

                                    Shares For         Shares Withheld
                                    ----------------------------------
           Mark A. Angelson         83,568,469                  92,682
           Robert F. Cummings, Jr.  83,575,853                  85,325
           Ronald Daniels           83,577,902                  83,276
           Alfred C. Eckert III     83,569,006                  92,172
           Joan D. Manley           83,534,604                 126,574
           Lionel Schipper          83,574,206                  86,972
           John Stevens             83,579,280                  81,898


and the election of three additional directors to begin their terms of office effective upon the date of the closing of the merger with Wallace Computer Services, Inc.:


                                    Shares For       Shares Withheld
                                    --------------------------------
           Michael T. Riordan       83,571,356                89,822
           John C. Pope             83,572,691                88,487
           Andrew J. McKenna        83,415,221               245,957


3. The approval of the 2003 Long Term Incentive Plan (the "Plan") which reserves 10,000,000 common shares of the Corporation for issuance pursuant to the Plan:


                                     Shares For     Shares Against
                                     -----------------------------
                                     40,662,578         21,315,767


4.  The approval of Bylaw 1A:


                                   Shares For       Shares Against
                                   -------------------------------
                                   81,690,424            1,800,861


5. The approval of a name change of the Company from Moore Corporation Limited to Moore Wallace Incorporated effective upon the completion of the merger with Wallace Computer Services, Inc.:


                                   Shares For      Shares Against
                                   ------------------------------
                                   61,691,722              92,678


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

3.1*     Certificate of Amendment of Articles of Continuance effective May 21,
         2003
10.1*    2003 Long Term Incentive Plan
10.2* Employment Agreement dated April 7, 2003 between the Corporation and James R. Sulat
10.3* Amendment No. 2 and Waiver dated August 5, 2003 to the Credit Agreement, dated as of March 14, 2003, among Moore Holdings U.S.A. Inc., Moore Wallace Incorporated (formerly known as Moore Corporation Limited), the Lenders from time to time party thereto, Bank One, NA, Fleet National Bank and the Bank of Nova Scotia, as Co-Documentation Agents, Citicorp North America, Inc., as Administrative Agent, and Deutsche Bank Securities Inc., as Syndication Agent 31* Rule 13a-14(a)/15d-14(a) Certifications 32* Section 1350 Certifications


* filed herewith

(b) Reports on Form 8-K

On April 29, 2003, the Corporation filed a Current Report on Form 8-K, dated April 28, 2003, announcing its financial results for the quarter ended March 31, 2003.

On May 15, 2003, the Corporation filed a Current Report on Form 8-K, dated May 15, 2003, announcing the merger (the "Merger") of M-W Acquisition, Inc. ("Merger Sub"), a wholly owned subsidiary of Moore Corporation Limited ("Parent"), with and into Wallace Computer Services, Inc. (the "Company"), and the subsequent merger of the surviving corporation with and into a subsidiary of Moore Holdings U.S.A. Inc., a wholly owned subsidiary of Parent, as contemplated by the Agreement and Plan of Merger, dated as of January 16, 2003 (and as amended and restated as of April 14, 2003).

On May 19, 2003, the Corporation filed a Current Report on Form 8-K, dated May 19, 2003, announcing final election results as to the form of merger consideration that Wallace Computer Services, Inc. ("Wallace") stockholders elected to receive in the merger of a wholly owned subsidiary of Moore with and into Wallace.

On May 28, 2003, the Corporation filed a Current Report on Form 8-K, dated May 28, 2003, disclosing guidance given at an investor meeting hosted by Morgan Stanley on May 28, 2003, and on May 29, 2003, the Corporation filed a Current Report on Form 8-K, dated May 28, 2003, clarifying the disclosure in the Form 8-K furnished by the Corporation on May 28, 2003.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Corporation has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                           MOORE WALLACE INCORPORATED





Date:  August 7, 2003      by: /s/ Mark S. Hiltwein
                               -------------------------------------------------
                               Mark S. Hiltwein
                               Executive Vice President, Chief Financial Officer

                           by: /s/ Richard T. Sansone
                               -------------------------------------------------
                               Richard T. Sansone
                               Senior Vice President and Controller
                               (Chief Accounting Officer)