Form 10-Q
period 2003-09-30
MOORE WALLACE INC
filed 2003-11-10
CIK 67931

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003
COMMISSION FILE NUMBER 1-8014

MOORE WALLACE INCORPORATED

(Exact name of registrant as specified in its charter)

CANADA	98-0154502
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)

6100 Vipond Drive MISSISSAUGA, ONTARIO, CANADA (Address of principal executive offices)	L5T 2X1 (Zip code)

905-362-3100
(REGISTRANT’S TELEPHONE NUMBER, INCLUDING AREA CODE)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     YES  ☒     NO  ☐

Indicate by checkmark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

     YES  ☒     NO  ☐

At October 31, 2003, 158,037,148 shares of the registrant’s common shares, without par value, were issued and outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MOORE WALLACE INCORPORATED
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS OF U.S. DOLLARS)

	SEPTEMBER 30,	DECEMBER 31,
	2003	2002

	(UNAUDITED)
ASSETS
Current Assets
Cash and cash equivalents	$117,104	$139,630
Accounts receivable, less allowance for doubtful accounts of $18,392 (2002 - $19,538)	588,032	341,383
Inventories (Note 2)	236,853	129,889
Prepaid expenses	34,375	17,317
Deferred income taxes	25,008	31,912

Total Current Assets	1,001,372	660,131

Property, plant and equipment — net	611,979	255,722
Investments	29,305	32,256
Prepaid pension cost	224,723	221,520
Goodwill (Note 4)	804,085	106,254
Other intangibles — net (Note 4)	155,770	6,434
Deferred income taxes	4,425	53,938
Other assets	189,017	103,504

Total Assets	$3,020,676	$1,439,759

LIABILITIES
Current Liabilities
Bank indebtedness	$66,449	$18,158
Accounts payable and accrued liabilities	604,926	486,507
Short-term debt	2,383	2,135
Income taxes	57,316	58,562
Deferred income taxes	380	3,184

Total Current Liabilities	731,454	568,546

Long-term debt (Note 5)	920,872	187,463
Postretirement benefits	261,481	241,344
Deferred income taxes	50,213	9,482
Other liabilities	101,114	43,776
Minority interest	4,669	6,652

Total Liabilities	2,069,803	1,057,263

SHAREHOLDERS’ EQUITY
Share Capital
Authorized:
Unlimited number of preference (none outstanding for 2003 and 2002) and common shares without par value
Issued:
158,007,398 common shares in 2003
111,842,348 common shares in 2002	886,741	403,800
Unearned restricted shares	(2,669)	(2,572)
Retained earnings	188,648	114,601
Cumulative translation adjustments	(121,847)	(133,333)

Total Shareholders’ Equity	950,873	382,496

Total Liabilities and Shareholders’ Equity	$3,020,676	$1,439,759

(See notes to the consolidated financial statements)

MOORE WALLACE INCORPORATED
CONSOLIDATED STATEMENTS OF OPERATIONS
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
(IN THOUSANDS OF U.S. DOLLARS, EXCEPT SHARE AND PER SHARE DATA)
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Net sales	$828,895	$486,767	$1,990,111	$1,516,059

Cost of sales	585,234	333,900	1,416,325	1,036,672
Selling, general and administrative expenses	143,728	103,370	373,999	340,717
Restructuring provision — net (Note 6)	10,633	—	12,330	—
Depreciation and amortization (includes impairment charge of $1,377 and $3,509 for the three and nine months ended September 30, 2003, respectively)	38,293	20,916	92,058	65,578

Total operating expenses	777,888	458,186	1,894,712	1,442,967

Income from operations	51,007	28,581	95,399	73,092

Investment and other income (expense)	(82)	5,581	(5,409)	4,936
Interest expense — net	14,640	3,612	41,023	8,965
Debt settlement expense — net (Note 5)	—	16,746	7,493	16,746

Earnings before income taxes and minority interest	36,285	13,804	41,474	52,317

Income tax expense (benefit)	9,993	(3,777)	(33,451)	6,503
Minority interest	296	83	878	577

Net earnings	$25,996	$17,498	$74,047	$45,237

Net earnings per common share:
Basic	$0.16	$0.16	$0.55	$0.41
Diluted	$0.16	$0.15	$0.54	$0.40
Average shares outstanding (in thousands):
Basic	157,702	111,392	135,189	111,568
Diluted	158,475	113,403	135,977	113,885

(See notes to the consolidated financial statements)

MOORE WALLACE INCORPORATED
CONSOLIDATED STATEMENTS OF RETAINED EARNINGS
NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
(IN THOUSANDS OF U.S. DOLLARS)
(UNAUDITED)

	2003	2002

Balance at beginning of period	$114,601	$51,666
Net earnings	74,047	45,237
Repurchase of common shares (1,069,700 shares in 2002)	—	(10,323)

Balance at end of period	$188,648	$86,580

(See notes to the consolidated financial statements)

MOORE WALLACE INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
(IN THOUSANDS OF U.S. DOLLARS)
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

OPERATING ACTIVITIES
Net earnings	$25,996	$17,498	$74,047	$45,237
Adjustments to reconcile net earnings to cash provided by operating activities:
Depreciation and amortization	38,293	20,916	92,058	65,578
(Gain) loss on sale of investment and other assets — net	29	(5,759)	(500)	(8,138)
Acquisition related charges:
Inventory and backlog	—	—	38,590	—
Derivative (income) charges	(727)	—	4,440	—
Write-off of deferred debt issue and settlement costs	—	16,746	7,493	16,746
Deferred income taxes	8,617	(4,395)	(36,958)	(25,755)
Restructuring provision — net	10,633	—	12,330	—
Restricted share compensation	213	—	730	—
Other	2,593	(1,338)	5,170	(2,265)
Changes in operating assets and liabilities:
Accounts receivable — net	(8,978)	(6,140)	3,323	10,891
Inventories	(5,361)	537	(3,257)	3,926
Prepaid expenses	(8,487)	1,812	(9,725)	(2,533)
Accounts payable and accrued liabilities	(10,909)	(18,488)	(73,479)	(38,362)
Income taxes	5,497	(1,633)	939	29,600
Other	3,953	(3,066)	(1,163)	(4,765)

Net cash provided by operating activities	61,362	16,690	114,038	90,160

INVESTING ACTIVITIES
Property, plant and equipment — net	(12,290)	1,088	(31,936)	(3,423)
Long-term receivables and other investments	(1,975)	802	(28,571)	(1,922)
Acquisition of businesses — net of cash acquired	(925)	(2,000)	(847,868)	(65,966)
Proceeds from sale of investment and other assets	—	—	31,417	—
Software expenditures	(1,685)	(3,329)	(4,812)	(8,209)
Other	2,845	(3,998)	2,411	(3,945)

Net cash used in investing activities	(14,030)	(7,437)	(879,359)	(83,465)

FINANCING ACTIVITIES
Net change in short-term debt	(17,150)	(44,811)	248	(14,828)
Proceeds from issuance of long-term debt	—	200,000	1,010,280	200,000
Payments on long-term debt	(12,385)	(117,765)	(292,712)	(119,101)
Debt issue costs	(2,516)	(7,779)	(33,032)	(7,779)
Issuance (repurchase) of common shares — net	751	164	10,406	(8,167)
Other	(86)	(118)	(1,468)	(903)

Net cash (used in) provided by financing activities	(31,386)	29,691	693,722	49,222

Effect of exchange rate on cash resources	56	1,021	782	2,376
Net increase (decrease) in cash resources	16,002	39,965	(70,817)	58,293
Cash resources at beginning of period (a)	34,653	47,002	121,472	28,674

Cash resources at end of period (a)	$50,655	$86,967	$50,655	$86,967

Supplemental disclosure of cash flow information:
Interest paid — net	$17,125	$5,138	$23,065	$10,174
Income taxes paid (refund) — net	(26,723)	634	(20,396)	3,073
Non-cash activity:
Shares issued for acquisition of business	—	—	471,708	—

(a)	Cash resources are defined as cash and cash equivalents less bank indebtedness.

(See notes to the consolidated financial statements)

MOORE WALLACE INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(TABULAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE DATA)

1.  BASIS OF PRESENTATION

The accompanying consolidated interim financial statements have been prepared by Moore Wallace Incorporated (the “Corporation”), formerly Moore Corporation Limited (“Moore”), in accordance with the recommendations of the Canadian Institute of Chartered Accountants (CICA) Handbook Section 1751 — Interim Financial Statements. As permitted by these standards, these interim financial statements do not include all information required by Canadian generally accepted accounting principles (“GAAP”) to be included in annual financial statements. However, the Corporation considers that the disclosures made are adequate for a fair presentation. Comparative figures have been reclassified where appropriate to conform to the current presentation. Net sales and net earnings for any interim period are not necessarily indicative of results that may be expected for the entire year.

On May 15, 2003, the Corporation acquired all the outstanding shares of Wallace Computer Services, Inc. (“Wallace”), a leading provider of printed products and print management services (see Note 3). The Corporation’s results of operations for the nine months ended September 30, 2003 include the results of Wallace from May 15, 2003 (“the acquisition date”). The allocation of the purchase price is preliminary and subject to change, based upon the determination and receipt of additional information, including the finalization of the fair value of real and personal property acquired and the recognition of certain liabilities in connection with the acquisition.

The consolidated interim financial statements of the Corporation have been prepared in conformity with Canadian GAAP, and include estimates and assumptions of management that affect the amounts reported in the consolidated financial statements. Actual results could differ from these estimates. All adjustments necessary for a fair presentation of these financial statements have been included.

These consolidated interim financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in each of Moore’s and Wallace’s latest Annual Reports on Form 10-K filed on February 13, 2003 and October 23, 2002, respectively.

In June 2003 the CICA issued Accounting Guideline AcG-15, Consolidation of Variable Interest Entities (“AcG-15”). This guideline addresses consolidation by business enterprises of certain variable interest entities where there is a controlling financial interest in a variable interest entity or where the variable interest does not have sufficient equity at risk to finance its activities without additional subordinated financial support from other parties. AcG-15 is effective for both new and pre-existing entities to annual and interim periods beginning on or after November 1, 2004. The Corporation is assessing the impact, if any, of the adoption of ACG-15 on the results of operations and financial condition of the Corporation.

2. INVENTORIES

	September 30,	December 31,
	2003	2002

Raw materials	$65,482	$31,883
Work-in-process	30,720	10,303
Finished goods	137,196	84,190
Other	3,455	3,513

	$236,853	$129,889

3.  ACQUISITION

On May 15, 2003, the Corporation acquired all the outstanding shares of Wallace, a leading provider of printed products and print management services, in exchange for consideration of $14.40 in cash and 1.05 shares of the Corporation for each outstanding share of Wallace. Management believes the acquisition of Wallace (the “Acquisition”) will enhance the Corporation’s combined competitive position within the industry and establish the Corporation as a leading provider of integrated print management services across multiple industries. Management also believes the Acquisition will enable the Corporation to improve profitability, achieve significant cost synergies, leverage complementary products and services and augment cross-selling opportunities across a more diverse platform. The aggregate consideration to the Wallace shareholders was $1.1 billion and was comprised of a cash payment of $609.7 million and 44,458,825 common shares of the Corporation with a fair value of $471.7 million. The fair value of the Corporation’s shares was based upon the actual number of shares issued to the Wallace shareholders using the average closing trading price of the Corporation’s common shares on the New York Stock Exchange (“NYSE”) during a five-day trading period beginning two days prior to the announcement of the merger agreement on January 17, 2003. The total purchase price of $1.3 billion also included

MOORE WALLACE INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.  ACQUISITION (continued)

$218.2 million for the settlement of Wallace debt and other liabilities, and direct acquisition costs to date of $19.9 million.

The transaction was recorded by allocating the cost of the assets acquired, including intangible assets and liabilities assumed based on their estimated fair values at the date of acquisition. The excess of the cost of the Acquisition over the net of amounts assigned to the fair value of the assets acquired and the liabilities assumed was recorded as goodwill. Based on the Corporation’s preliminary independent valuation, which is subject to further refinement, the purchase price was allocated as follows:

Accounts receivable	$238,321
Inventory	137,562
Customer backlog	3,790
Other current assets	13,350
Property, plant and equipment — net	390,536
Long-term and other assets	38,583
Capitalized software	45,400
Amortizable intangible assets	60,824
Intangible assets with indefinite lives	92,310
Goodwill	694,851
Accounts payable and accrued liabilities	(176,941)
Short-term and long-term debt	(16,189)
Postretirement and pension benefits	(52,484)
Deferred taxes — net	(131,306)
Other long-term liabilities	(19,031)

Total purchase price — net of cash acquired	$1,319,576

Pro forma results

The following unaudited pro forma financial information presents the combined results of operations of the Corporation and Wallace as if the Acquisition had occurred as of the beginning of the periods presented. The historical results for the nine months ended September 30, 2003 include the results of Wallace from the acquisition date. The pro forma results for the nine months ended September 30, 2003 combine the results of the Corporation for the nine months ended September 30, 2003 and the historical results of Wallace from January 1, 2003 through May 15, 2003. Due to the different historical fiscal period-ends for Moore and Wallace, the pro forma results for the three and nine months ended September 30, 2002 combine the historical results of Moore for the three and nine months ended September 30, 2002 and the historical quarterly results of Wallace for the three and nine months ended July 31, 2002. The unaudited pro forma financial information is not intended to represent or be indicative of the Corporation’s consolidated results of operations or financial condition that would have been reported had the Acquisition been completed as of the beginning of the periods presented and should not be taken as indicative of the Corporation’s future consolidated results of operations or financial condition. Pro forma adjustments are tax effected at the Corporation’s statutory tax rate.

	Three months ended		Nine months ended
	September 30,		September 30,

	2003	2002	2003	2002

Net sales	$828,895	$859,182	$2,531,119	$2,653,255
Net earnings	33,052	26,055	85,177	15,029
Net earnings per common share:
Basic	0.21	0.17	0.54	0.10
Diluted	0.21	0.17	0.54	0.09

The three and nine month periods in both 2003 and 2002 include $2.2 million and $6.6 million, respectively, for the amortization of purchased intangibles. The unaudited pro forma financial information also includes the following non-recurring charges: acquisition related charges of $66.7 million and $54.8 million for the nine months ended September 30, 2003 and 2002, respectively; and restructuring charges of $10.6 million and $12.3 million for the three and nine months ended September 30, 2003, respectively, and $5.1 million and $40.7 million for the three and nine months ended September 30, 2002, respectively.

MOORE WALLACE INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.  GOODWILL AND OTHER INTANGIBLES

	Balance at		Foreign	Balance at
Goodwill	December 31, 2002	Additions	Exchange	September 30, 2003

Forms and Labels	$45,550	$359,952	$1,043	$406,545
Outsourcing	11,846	—	1,937	13,783
Commercial	48,858	334,899	—	383,757

	$106,254	$694,851	$2,980	$804,085

The allocation of goodwill from the Acquisition among the segments is preliminary and based upon management’s best estimate at September 30, 2003. The allocation is subject to further refinement.

Other intangibles at September 30, 2003, include:

			Accumulated
	Gross	Additions	Amortization and	Balance at	Amortizable
	Carrying Amount	During the Year	Foreign Exchange	September 30, 2003	Life

Trademarks, licenses and agreements	$3,390	$20,824	$(2,818)	$21,396	2-10 Years
Customer relationship intangibles	2,729	40,000	(2,607)	40,122	2-12 Years
Indefinite-lived trade names	1,664	92,310	278	94,252

	$7,783	$153,134	$(5,147)	$155,770

The total intangible asset amortization expense for the three and nine months ended September 30, 2003 was $2.6 million and $4.4 million, respectively. Amortization expense for the next five years is estimated to be:

2004	$10,025
2005	$7,064
2006	$5,202
2007	$5,190
2008	$5,190

5.  DEBT

In March 2003, the Corporation entered into an $850.0 million senior secured credit facility (the “New Facility”) in connection with the Acquisition. The New Facility consists of a seven-year $500.0 million B Term Loan, which was funded in escrow until the Acquisition, and a five-year $350.0 million Revolving Credit Facility, each of which are subject to a number of restrictive and financial covenants that, in part, limit additional indebtedness and the ability of the Corporation to engage in certain transactions with affiliates, create liens on assets, engage in mergers and consolidations, or dispose of assets. The financial covenants are calculated quarterly and include, in part, tests of leverage and interest coverage.

The loans under the New Facility bear interest based on a variable index (LIBOR), plus an applicable margin. On August 5, 2003, the Corporation entered into an agreement with the lenders of the New Facility to amend the New Facility to reduce the basis point spread. The New Facility replaced the Corporation’s $400.0 million senior secured credit facility (the “Existing Facility”). At September 30, 2003, $498.8 million is outstanding under the New Facility.

Also, in March 2003, the Corporation issued $403.0 million of 7 7/8 % senior unsecured notes (the “Senior Notes”) due 2011 at a $2.8 million discount to the principal amount. Interest on the Senior Notes is payable semiannually on January 15 and July 15 of each year, and commenced on July 15, 2003. The proceeds from the Senior Notes, along with $16.0 million in prepaid interest through September 15, 2003, were held in escrow until the Acquisition. The indenture governing the Senior Notes contains certain restrictive covenants that, among other things, limit additional indebtedness and the Corporation’s ability to engage in certain transactions with affiliates, create liens on assets, engage in mergers and consolidations, or dispose of assets. The Corporation, at its option, may redeem up to 40% of the Senior Notes prior to January 15, 2006, at a predetermined redemption price with the proceeds of certain equity offerings. In addition, subsequent to January 15, 2007, the Senior Notes may be redeemed at predetermined redemption prices. On or prior to January 15, 2007, the Corporation may also redeem the Senior Notes upon a change of control, at a price equal to 100% of the principal plus an applicable premium.

MOORE WALLACE INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.  DEBT (continued)

In August 2002, the Corporation entered into the Existing Facility which is comprised of a five-year $125.0 million Revolving Credit Facility, a five-year $75.0 million Delayed Draw Term Loan A Facility, and a six-year $200.0 million Term Loan B Facility. On September 4, 2002, with proceeds from the Term Loan B Facility, the Corporation redeemed $100.0 million of senior guaranteed notes and incurred a net prepayment charge of $16.7 million. At December 31, 2002, $179.5 million was outstanding under this facility.

For the nine months ended September 30, 2003, interest expense includes the following acquisition related items: pre-acquisition interest expense of $10.7 million; the write-off of deferred financing fees of $7.5 million; interest income of $1.3 million on aforementioned proceeds held in escrow; and $4.0 million of bridge financing fees.

As a result of replacing the Existing Facility, the Corporation recorded a charge of $5.2 million during the second quarter for the fair value on $150.0 million notional amount fixed rate interest rate swaps that were designated as cash flow hedges of the variable interest on the Existing Facility. The $5.2 million liability resulting from this charge will be ratably reduced and recorded as income over the remaining term of the swaps. For the nine months ended September 30, 2003, investment and other income (expense) includes $0.7 million of income, related to the reduction of this liability. These swap agreements exchange the variable interest rates (LIBOR) for fixed interest rates over the terms of the agreements. The Corporation has designated these swaps as cash flow hedges of the interest rate risk attributable to forecasted variable interest payments. The Corporation entered into an additional $250.0 million notional amount fixed rate interest rate swaps that are designated as cash flow hedges of the interest rate risk attributable to forecasted variable interest payments. These swaps, which begin accruing interest on October 7, 2003, exchange the LIBOR interest on the New Facility to fixed rate interest over the term of the swaps. At September 30, 2003, the $400.0 million notional amount fixed interest rate swaps outstanding had a weighted average fixed interest rate of 2.29% and their fair market value was a $5.8 million liability.

The Corporation has also entered into $250.0 million notional amount interest rate swaps that exchange the fixed rate interest on the Senior Notes to floating rate six-month LIBOR plus a basis point spread. The swaps are designated as a fair value hedge against $250.0 million of principal on the Senior Notes and mature January 2011. At September 30, 2003, the fair market value of these floating rate swaps was an $11.1 million liability.

The interest rate differential received or paid on both the cash flow and fair value hedges is recognized as an adjustment to interest expense.

The Corporation had approximately $43.0 million in outstanding letters of credit at September 30, 2003, of which $23.7 million were issued against the $350.0 million Revolving Credit Facility.

6.  RESTRUCTURING AND RESTRUCTURING RELATED CHARGES

During 2003, in connection with the Acquisition, management approved and initiated plans to restructure the operations of both Wallace and Moore (“restructuring plans”) to eliminate certain duplicative functions, to close certain facilities and to dispose of redundant software systems, underutilized assets and real estate holdings in order to reduce the combined cost structure of the organization. As a result, the Corporation accrued approximately $12.8 million of costs to exit certain Wallace activities, such as severance, costs of vacating redundant facilities (leased or owned) and other costs associated with exiting these activities. These costs are recognized as a liability assumed in the purchase business combination and are included in the allocation of the cost to acquire Wallace and are included in goodwill (see Note 3). The Corporation accrued $10.6 million and $13.9 million for the three and nine months ended September 30, 2003, respectively, of similar restructuring costs in connection with exiting of certain Moore activities. These costs have been included as a charge to the results of operations for the three and nine months ended September 30, 2003.

The restructuring charges recorded are based on the aforementioned restructuring plans that have been committed to by management and are in part based upon management’s best estimates of future events. Changes to the estimates could require adjustments to the restructuring liabilities. Adjustments to the Wallace restructuring liability will be recorded through goodwill during the allocation period and adjustments to other restructuring liabilities would be reflected in the results of operations.

MOORE WALLACE INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.  RESTRUCTURING AND RESTRUCTURING RELATED CHARGES (continued)

Restructuring Costs Charged to Expense

For the three and nine months ended September 30, 2003, the Corporation recorded the following restructuring provisions:

	Three Months			Nine Months

	Employee	Other		Employee	Other
	Terminations	Charges	Total	Terminations	Charges	Total

Forms and Labels	$4,452	$509	$4,961	$5,494	$519	$6,013
Outsourcing	203	86	289	203	86	289
Commercial	1,259	2	1,261	1,259	2	1,261
Corporate	1,149	2,973	4,122	3,403	2,973	6,376

	$7,063	$3,570	$10,633	$10,359	$3,580	$13,939

For the three and nine months ended September 30, 2003, the Corporation recorded a restructuring provision of $7.0 million and $10.3 million, respectively, for workforce reductions (289 and 330 employees, respectively) primarily related to the closure of several plants and the elimination of duplicative corporate administrative functions resulting from the Acquisition, as well as $3.6 million of other charges for lease termination and facility closing costs. For the nine months ended September 30, 2003, the net restructuring provision includes the reversal of $1.6 million of restructuring reserves related to its 2001 program due to favorable settlements of liabilities for obligations and future payments primarily related to the European operations within the Commercial segment. No reversals were made during the three months ended September 30, 2003.

There was no restructuring provision recorded for the three and nine months ended September 30, 2002.

Restructuring Costs Capitalized as a Cost of Acquisition

At September 30, 2003, the $12.8 million in costs that were accrued in connection with restructuring Wallace, and recognized as a liability assumed in the purchase business combination and included in the allocation of the cost to acquire Wallace, relate to workforce reductions of 684 employees for the plant closures and elimination of certain duplicative corporate administrative functions.

The reconciliation of the restructuring reserve as of September 30, 2003 is as follows:

	Balance at		Capitalized		Balance at
	December 31,	Restructuring	Restructuring	Cash	September 30,
	2002	Provision - Net	Costs	Paid	2003

Employee terminations	$14,319	$10,022	$11,521	$(14,965)	$20,897
Other	67,121	2,308	1,269	(8,387)	62,311

	$81,440	$12,330	$12,790	$(23,352)	$83,208

The restructuring reserves classified as “other” primarily consist of the estimated remaining payments related to lease terminations and facility closing costs. Payments on these lease obligations are scheduled to continue until 2010. Market conditions and the Corporation’s ability to sublease these properties may affect the ultimate charge related to its lease obligations. Any potential recovery or additional charge may affect amounts reported in the consolidated financial statements of future periods. The Corporation anticipates that payments associated with employee terminations will be substantially completed by the end of 2003.

Restructuring Related Charges

For the three and nine months ended September 30, 2003, the Corporation recorded in the Forms and Label Segment, a charge of $1.4 million and $3.5 million, respectively, for asset impairments associated with the disposal of machinery and equipment and the disposal of redundant enterprise software systems as a result of the Acquisition.

MOORE WALLACE INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.  INCOME TAXES

The difference between the statutory rate and the effective rate relates to lower tax rates in non-U.S. jurisdictions combined with a reduction of the deferred tax valuation allowance, which is based on management’s best estimate of the amount of deferred tax assets that will more likely than not be realized. The 2003 rate was also affected by a loss generated in the U.S. as a result of expenses incurred from the Acquisition. For the three and nine months ended September 30, 2003, the valuation allowance was reduced $1.2 million and $41.6 million, respectively. For the three and nine months ended September 30, 2002, the valuation allowance was reduced by $6.7 million and $42.8 million, respectively.

8.  ASSETS HELD FOR DISPOSITION

In the fourth quarter of 2001, the Corporation classified a non-core business as an asset held for disposition and the carrying value was adjusted to its net recoverable amount. Included in the results of the Commercial segment for the three and nine months ended September 30, 2003 and 2002 are net sales relating to this business of $49.5 million and $150.4 million, respectively, and $49.0 million and $148.6 million, respectively. For the three and nine months ended September 30, 2003 and 2002, income from operations relating to this business was $2.1 million and $8.2 million, respectively, and $2.9 million and $9.1 million, respectively.

9.  RECONCILIATION TO U.S. GAAP

The following summarizes the significant accounting differences between Canadian generally accepted accounting principles (“Canadian GAAP”) and U.S. generally accepted accounting principles (“U.S. GAAP”) that result in the differences disclosed in the U.S. GAAP reconciliation.

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

STATEMENT OF CASH FLOWS

The Statements of Cash Flows for Canadian GAAP disclose the net change in cash resources, which is defined as cash and cash equivalents less bank indebtedness. U.S. GAAP requires the disclosure of the net change in cash and cash equivalents. Under U.S. GAAP, net cash provided by financing activities for the nine months ended September 30, 2003 and 2002 is $742.0 million and $20.1 million, respectively. Cash and cash equivalents are the same for both Canadian GAAP and U.S. GAAP.

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

STOCK COMPENSATION

The adoption of CICA Handbook, Section 3870, Stock-Based Compensation and Other Stock-Based Payments, reduced most prospective differences in accounting for these costs between Canadian GAAP and U.S. GAAP. The pro forma disclosures of net income and earnings per share under the fair value method of accounting for stock options will continue to differ as CICA Handbook Section 3870 is applicable for awards granted on or after January 1, 2002. For both Canadian and U.S. GAAP, the Corporation uses the intrinsic value method for accounting for stock options. Prior to CICA Handbook Section 3870, recognition of compensation expense was not required for the Corporation’s Series 1 Preference Share options, whereas under U.S. GAAP, the expense is measured at the fair value of the Preference Share options, less the amount the employee is required to pay, and is accrued over the vesting period.

In April 2002, the shareholders of the Corporation approved the amendment of the options to purchase Series 1 Preference Shares (“Preference Shares”) to eliminate the cash-out provision and to make them exercisable for one common share per each Preference Share option. The exercise price and the number of Preference Share options remained unchanged. This amendment effectively made these options common share equivalents for diluted earnings per share computations. The transition rules for CICA Handbook Section 3870 required that these common share equivalents be considered outstanding as of the beginning of the year, whereas for U.S. GAAP purposes, these Preference Share options were not considered common share equivalents until amended. The difference in the diluted weighted average common shares between Canadian and U.S. GAAP relates solely to the Preference Share options.

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

ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

For U.S. GAAP purposes the changes in the fair value of the Corporation’s interest rate swaps that are designated as cash flow hedges are recorded in other comprehensive income. For U.S. GAAP purposes the changes in the fair value of the Corporation’s interest rate swaps that are designated as fair value hedges are recorded as an adjustment to the Senior Notes. Under Canadian GAAP, there is no standard requiring the recognition of the fair value of derivatives either through comprehensive income or the hedged item.

FOREIGN CURRENCY TRANSLATION

Under U.S. GAAP, foreign currency translation gains or losses are only recognized on the sale or substantial liquidation of a foreign subsidiary. Under Canadian GAAP, a foreign currency gain or loss due to a partial liquidation is recognized in income.

BUSINESS PROCESS REENGINEERING

Under U.S. GAAP, business process reengineering activities are expensed as incurred. Prior to October 28, 1998, Canadian GAAP permitted these costs to be capitalized or expensed. Subsequent to October 28, 1998, Canadian GAAP requires the cost of business process reengineering activities to be expensed as incurred. Prior to October 28, 1998, the Corporation capitalized business process reengineering costs and classified them as computer software. As a result, computer software under Canadian GAAP exceeds the amount capitalized under U.S. GAAP.

CONVERTIBLE DEBENTURES

The debt conversion costs relate to the December 28, 2001 induced conversion of the Corporation’s subordinated convertible debentures and more specifically represent the right granted with the inducement shares for the holder to potentially receive additional consideration in the future based on the 20-day weighted average share price of the Corporation’s share at December 31, 2002 and 2003. For Canadian GAAP purposes, to the extent that any shares or cash is paid, it will be recorded as a charge to retained earnings. For U.S. GAAP purposes, the fair value of this contingent consideration is recognized in earnings and recorded at fair market value. The fair value of the consideration is based upon an independent third party valuation using an option pricing valuation model that includes, but is not limited to, the following factors: the Corporation’s share price volatility; cost of borrowings; and certain equity valuation multiples.

CHANGES IN ACCOUNTING POLICIES

In the first quarter of 2003, the Corporation adopted Statement of Financial Accounting Standards (“SFAS”) No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections” (“SFAS 145”). Among other things, under the provision of SFAS 145, gains and losses from the early extinguishment of debt are no longer classified as an extraordinary item, net of income taxes, but are included in the determination of pretax earnings. The effective date for SFAS 145 is for fiscal years beginning after May 15, 2002, with early application encouraged. Upon adoption, all gains and losses from the extinguishment of debt previously reported as an extraordinary item shall be reclassified to pretax earnings. The adoption of SFAS 145 had no impact on the financial position or results of operations of the Corporation for the nine months ended September 30, 2003.

MOORE WALLACE INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.  RECONCILIATION TO U.S. GAAP (continued)

In the first quarter of 2003, the Corporation adopted SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”). This statement addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant to the guidance that the Emerging Issues Task Force (“EITF”) has set forth in EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” The principal difference between SFAS 146 and EITF 94-3 is that SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred versus EITF 94-3 where a liability was recognized on the date an entity committed to an exit plan. SFAS 146 is effective for exit and disposal activities that are initiated after December 31, 2002.

In April 2003, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 149, “Amendment of SFAS No. 133 on Derivative Instruments and Hedging Activities” (“SFAS 149”). SFAS 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”). In particular, it clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative, clarifies when a derivative contains a financing component, amends the definition of an underlying, and amends certain other existing pronouncements. SFAS 149 is generally effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of SFAS 149 had no material impact on the results of operation or financial condition.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” (“SFAS 150”). SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. Some of the provisions of this Statement are consistent with the current definition of liabilities in FASB Concepts Statement No. 6, Elements of Financial Statements. The remaining provisions of this Statement are consistent with the proposal to revise that definition to encompass certain obligations that a reporting entity can or must settle by issuing its own equity shares, depending on the nature of the relationship established between the holder and the issuer. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS 150 had no material impact on the results of operations or financial condition.

In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”). This interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements”, addresses consolidation by business enterprises of certain variable interest entities where there is a controlling financial interest in a variable interest entity or where the variable interest does not have sufficient equity at risk to finance its activities without additional subordinated financial support from other parties. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after December 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The Corporation is assessing the impact, if any, of the adoption of FIN 46 on the results of operations and financial condition of the Corporation.

MOORE WALLACE INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.  RECONCILIATION TO U.S. GAAP (continued)

The following tables provide a reconciliation of net earnings as reported under Canadian GAAP to net earnings under U.S. GAAP:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Net earnings as reported	$25,996	$17,498	$74,047	$45,237
U.S. GAAP Adjustments:
Pension expense	1,013	3,115	3,038	3,153
Postretirement benefits	4,332	4,324	12,992	12,971
Computer software	1,693	1,691	5,091	5,073
Debt conversion costs	92	(366)	1,162	785
Stock-based compensation expense	(79)	(978)	(523)	(5,121)
Income taxes	(2,750)	(3,037)	(8,486)	(6,576)

Net earnings under U.S. GAAP	$30,297	$22,247	$87,321	$55,522

Net earnings per common share:
Basic	$0.19	$0.20	$0.65	$0.50
Diluted	$0.19	$0.20	$0.64	$0.49
Average shares (in thousands):
Basic	157,702	111,392	135,189	111,568
Diluted	158,442	113,403	135,934	113,386
Comprehensive income:
Net earnings	$30,297	$22,247	$87,321	$55,522
Other comprehensive income (loss) — net of tax:
Currency translation adjustments	(1,304)	(5,837)	11,486	(9,727)
Fair value adjustment on derivatives	394	(2,588)	2,262	(2,588)

Total comprehensive income	$29,387	$13,822	$101,069	$43,207

Net gains on the disposal of property, plant and equipment for the nine months ended September 30, 2003 and 2002 were $1.1 million and $8.1 million, respectively. For U.S. GAAP purposes these amounts are recorded in income from operations.

Interest expense is net of investment income of $1.3 million and $1.2 million for the nine months ended September 30, 2003 and 2002, respectively.

	September 30, 2003		December 31, 2002

Balance Sheet Items:	As reported	U.S. GAAP	As reported	U.S. GAAP

Net pension asset	$(183,208)	$(122,089)	$(193,350)	$(129,193)
Computer software — net	(117,739)	(97,294)	(89,208)	(63,672)
Fair value of derivatives — liability	4,440	16,918	—	5,089
Postretirement benefits	261,481	373,222	241,344	366,077
Deferred taxes — net	21,160	(51,962)	(73,184)	(156,239)
Accounts payable and accrued liabilities	604,926	598,933	486,507	481,676
Long-term debt	920,872	909,773	187,463	187,463
Accumulated other comprehensive income	(121,847)	(87,504)	(133,333)	(101,253)
Share capital	886,741	888,801	403,800	405,337
Retained earnings (deficit)	188,648	36,676	114,601	(50,645)

MOORE WALLACE INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.  RECONCILIATION TO U.S. GAAP (continued)

The Corporation’s U.S. GAAP net earnings and earnings per share on a pro forma basis, if compensation expense for employee stock options were determined using the fair value method are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Net earnings	$30,297	$22,247	$87,321	$55,522
Pro forma adjustments — net of tax:
Stock compensation recorded	48	597	370	4,771
Fair value compensation expense	(235)	(1,941)	(1,418)	(5,824)

Pro forma net earnings	$30,110	$20,903	$86,273	$54,469

Pro forma earnings per common share:
Basic	$0.19	$0.19	$0.64	$0.49
Diluted	$0.19	$0.18	$0.64	$0.48

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

Wallace historically operated in two operating segments, Forms and Labels and Integrated Graphics. The principal products within the Forms and Labels segment included paper-based forms, electronic data processing and packaging labels and a standard line of office products. The principal products within the Integrated Graphics segment included commercial print and direct mail. The Corporation has classified the Wallace Forms and Labels operations within the Forms and Labels segment and the Integrated Graphics operations within the Commercial segment. The segment information in the table below includes Wallace from the acquisition date.

As a result of acquiring the remaining interest in Quality Color Press, Inc. in May 2002, management has reclassified this business from the Commercial segment to the Forms and Labels segment.

MOORE WALLACE INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.  SEGMENT INFORMATION (continued)

Three months ended	Forms and
September 30, 2003	Labels	Outsourcing	Commercial	Corporate	Consolidated

Total revenue	$445,868	$80,718	$320,006	$—	$846,592
Intersegment revenue	(5,373)	(17)	(12,307)	—	(17,697)

Sales to customers outside the enterprise	440,495	80,701	307,699	—	828,895
Income (loss) from operations	52,300	14,805	25,819	(41,917)	51,007
Depreciation and amortization	14,742	3,552	10,181	9,818	38,293
Capital expenditures	3,054	3,935	4,943	1,298	13,230

Nine months ended	Forms and
September 30, 2003	Labels	Outsourcing	Commercial	Corporate	Consolidated

Total revenue	$1,065,873	$254,484	$699,852	$—	$2,020,209
Intersegment revenue	(8,060)	(30)	(22,008)	—	(30,098)

Sales to customers outside the enterprise	1,057,813	254,454	677,844	—	1,990,111
Income (loss) from operations	93,534	53,681	47,117	(98,933)	95,399
Total assets	1,292,496	126,153	1,045,605	556,422	3,020,676
Depreciation and amortization	36,729	10,139	21,452	23,738	92,058
Capital expenditures	9,544	15,546	11,526	6,170	42,786

Three months ended	Forms and
September 30, 2002 (Reclassified)	Labels	Outsourcing	Commercial	Corporate	Consolidated

Total revenue	$270,459	$67,200	$152,946	$—	$490,605
Intersegment revenue	(993)	(1)	(2,844)	—	(3,838)

Sales to customers outside the enterprise	269,466	67,199	150,102	—	486,767
Income (loss) from operations	35,712	10,997	10,941	(29,069)	28,581
Depreciation and amortization	8,540	3,411	3,475	5,490	20,916
Capital expenditures	432	—	1,769	5,641	7,842

Nine months ended	Forms and
September 30, 2002 (Reclassified)	Labels	Outsourcing	Commercial	Corporate	Consolidated

Total revenue	$845,214	$234,491	$446,710	$—	$1,526,415
Intersegment revenue	(2,682)	(28)	(7,646)	—	(10,356)

Sales to customers outside the enterprise	842,532	234,463	439,064	—	1,516,059
Income (loss) from operations	97,990	40,532	33,687	(99,117)	73,092
Total assets	590,130	105,837	338,089	383,406	1,417,462
Depreciation and amortization	26,366	11,235	11,267	16,710	65,578
Capital expenditures	2,357	1,857	4,898	11,943	21,055

MOORE WALLACE INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.  CONTINGENCIES

At September 30, 2003, certain lawsuits and other claims and assessments were pending against the Corporation. While the outcome of these matters is subject to future resolution, management’s evaluation and analysis of such matters indicates that, individually and in the aggregate, the probable ultimate resolution of such matters will not have a material effect on the Corporation’s consolidated financial statements.

The Corporation is subject to laws and regulations relating to the protection of the environment. The Corporation provides for expenses associated with environmental remediation obligations when such amounts are probable and can be reasonably estimated. Such accruals are adjusted as new information develops or circumstances change and are not discounted. While it is not possible to quantify with certainty the potential impact of actions regarding environmental matters, particularly remediation and other compliance efforts that the Corporation’s subsidiaries may undertake in the future, in the opinion of management, compliance with the present environmental protection laws, before taking into account estimated recoveries from third parties, will not have a material adverse effect upon the results of operations or consolidated financial condition of the Corporation.

The Corporation has been identified as a Potentially Responsible Party (“PRP”) at the Dover, New Hampshire Municipal Landfill, a United States Environmental Protection Agency Superfund Site. The Corporation has been participating with a group of approximately 26 other PRP’s to fund the study of and implement remedial activities at the site. Remediation at the site has been on-going and is anticipated to continue for at least several years. The total cost of the remedial activity was estimated to be approximately $26.0 million. The Corporation’s share is not expected to exceed $1.5 million. The Corporation believes that its reserves are sufficient based on the present facts and recent tests performed at this site.

12.  EARNINGS PER SHARE

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Net earnings	$25,996	$17,498	$74,047	$45,237

Weighted average number of common shares outstanding:
Basic	157,702	111,392	135,189	111,568
Dilutive options and awards	773	2,011	788	2,317

Diluted	158,475	113,403	135,977	113,885

Earnings per share:
Basic	$0.16	$0.16	$0.55	$0.41
Diluted	$0.16	$0.15	$0.54	$0.40

13.  SUPPLEMENTAL CONSOLIDATING FINANCIAL INFORMATION

Moore North America Finance Inc. (“Finance Inc.”), a wholly-owned subsidiary of the Corporation (the “Parent”), is the issuer of the Senior Notes. The Parent and certain of the Corporation’s wholly owned subsidiaries (“Guarantor Subsidiaries”) have guaranteed Finance Inc.’s obligation under the Senior Notes. The guarantees are joint and several, full, complete and unconditional. Other wholly owned subsidiaries of the Corporation (“Non-Guarantor Subsidiaries”) have not guaranteed the obligation under the Senior Notes.

The following supplemental condensed consolidating financial data illustrate, in separate columns, the composition of the Parent, Finance Inc., Guarantor Subsidiaries, Non-Guarantor Subsidiaries, eliminations, and the consolidated total.

Investments in subsidiaries are accounted for by the equity method for purposes of the supplemental condensed consolidating financial information. The principal elimination entries eliminate investments in subsidiaries and intercompany balances and transactions. The financial information may not necessarily be indicative of the results of operations or financial position had the subsidiaries been operated as independent entities.

MOORE WALLACE INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.  SUPPLEMENTAL CONSOLIDATING FINANCIAL INFORMATION (continued)

Supplemental Consolidating Balance Sheet at September 30, 2003 (unaudited):

				Non-
		Finance	Guarantor	Guarantor
	Parent	Inc.	Subsidiaries	Subsidiaries	Eliminations	Consolidated

ASSETS
Current Assets
Cash and cash equivalents	$37,599	$—	$66,107	$13,398	$—	$117,104
Accounts receivable — net	37,071	—	514,847	36,114	—	588,032
Intercompany receivables	34,051	5,148	25,662	3,970	(68,831)	—
Inventories	21,369	—	205,338	10,146	—	236,853
Prepaid expenses	1,800	—	31,184	1,391	—	34,375
Deferred income taxes	278	—	24,222	508	—	25,008

Total Current Assets	132,168	5,148	867,360	65,527	(68,831)	1,001,372

Property, plant and equipment — net	32,632	—	555,828	23,519	—	611,979
Investments	—	—	148	29,157	—	29,305
Investment in subsidiaries	912,456	—	53,810	230	(966,496)	—
Prepaid pension cost	15,038	—	191,374	18,311	—	224,723
Goodwill	20,935	—	783,150	—	—	804,085
Other intangibles — net	3,323	—	152,447	—	—	155,770
Intercompany loans receivable	651	436,078	31,233	2,012	(469,974)	—
Deferred income taxes	1,135	—	2,102	1,188	—	4,425
Other assets	938	10,330	177,326	423	—	189,017

Total Assets	$1,119,276	$451,556	$2,814,778	$140,367	$(1,505,301)	$3,020,676

LIABILITIES
Current Liabilities
Bank indebtedness	$18,191	$—	$48,235	$23	$—	$66,449
Accounts payable and accrued liabilities	78,437	7,614	468,499	50,376	—	604,926
Intercompany payables	717	15,408	46,844	5,862	(68,831)	—
Short-term debt	784	—	1,501	98	—	2,383
Income taxes	16,851	(31)	39,429	1,067	—	57,316
Deferred income taxes	—	—	—	380	—	380

Total Current Liabilities	114,980	22,991	604,508	57,806	(68,831)	731,454

Intercompany loans payable	25,156	—	438,089	6,729	(469,974)	—
Long-term debt	623	400,370	516,294	3,585	—	920,872
Postretirement benefits	13,309	—	248,172	—	—	261,481
Deferred income taxes	5,169	—	44,363	681	—	50,213
Other liabilities	9,166	—	88,643	3,305	—	101,114
Minority interest	—	—	—	4,669	—	4,669

Total Liabilities	168,403	423,361	1,940,069	76,775	(538,805)	2,069,803

SHAREHOLDERS’ EQUITY
Share capital	886,741	60,000	2,079,341	173,662	(2,313,003)	886,741
Unearned restricted shares	(2,669)	—	—	—	—	(2,669)
Retained earnings	188,648	(31,805)	(1,229,605)	(63,920)	1,325,330	188,648
Cumulative translation adjustments	(121,847)	—	24,973	(46,150)	21,177	(121,847)

Total Shareholders’ Equity	950,873	28,195	874,709	63,592	(966,496)	950,873

Total Liabilities and Shareholders’ Equity	$1,119,276	$451,556	$2,814,778	$140,367	$(1,505,301)	$3,020,676

Shareholders’ Equity as reported	$950,873	$28,195	$874,709	$63,592	$(966,496)	$950,873

U.S. GAAP Adjustments:
Net pension asset	(5,457)	—	(55,662)	—	—	(61,119)
Computer software — net	—	—	(20,445)	—	—	(20,445)
Fair value of derivatives	—	—	(12,478)	—	—	(12,478)
Postretirement benefits	(2,418)	—	(109,323)	—	—	(111,741)
Deferred income taxes — net	3,054	—	72,250	(2,182)	—	73,122
Accounts payable and accrued liabilities	(7)	—	—	6,000	—	5,993
Long-term debt	—	—	11,099	—	—	11,099
Equity investments	(110,741)	—	3,818	—	106,923	—

	(115,569)	—	(110,741)	3,818	106,923	(115,569)

Shareholders’ Equity under U.S. GAAP	$835,304	$28,195	$763,968	$67,410	$(859,573)	$835,304

MOORE WALLACE INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.  SUPPLEMENTAL CONSOLIDATING FINANCIAL INFORMATION (continued)

Supplemental Consolidating Balance Sheet at December 31, 2002:
				Non-
		Finance	Guarantor	Guarantor
	Parent	Inc.	Subsidiaries	Subsidiaries	Eliminations	Consolidated

ASSETS
Current Assets
Cash and cash equivalents	$29,127	$101	$100,338	$10,064	$—	$139,630
Accounts receivable — net	33,131	—	271,219	37,033	—	341,383
Intercompany receivables	—	2,222	60,496	4,571	(67,289)	—
Inventories	21,121	—	99,384	9,384	—	129,889
Prepaid expenses	949	—	15,604	764	—	17,317
Deferred income taxes	549	—	29,066	2,297	—	31,912

Total Current Assets	84,877	2,323	576,107	64,113	(67,289)	660,131

Property, plant and equipment — net	28,503	—	199,457	27,762	—	255,722
Investments	—	—	1,784	30,472	—	32,256
Investment in subsidiaries	374,237	—	47,917	230	(422,384)	—
Prepaid pension cost	14,363	—	188,605	18,552	—	221,520
Goodwill	17,956	—	88,298	—	—	106,254
Other intangibles — net	3,354	—	3,080	—	—	6,434
Intercompany loans receivable	1,188	5,082	5,223	32,264	(43,757)	—
Deferred income taxes	(202)	—	54,129	11	—	53,938
Other assets	1,756	—	98,456	3,292	—	103,504

Total Assets	$526,032	$7,405	$1,263,056	$176,696	$(533,430)	$1,439,759

LIABILITIES
Current Liabilities
Bank indebtedness	$12	$—	$17,673	$473	$—	$18,158
Accounts payable and accrued liabilities	42,959	1,002	380,567	61,979	—	486,507
Intercompany payables	54,939	3,817	—	8,533	(67,289)	—
Short-term debt	401	—	1,414	320	—	2,135
Income taxes	14,469	(31)	43,073	1,051	—	58,562
Deferred income taxes	1,219	—	—	1,965	—	3,184

Total Current Liabilities	113,999	4,788	442,727	74,321	(67,289)	568,546

Intercompany loans payable	6,479	—	30,976	6,302	(43,757)	—
Long-term debt	1,090	—	183,146	3,227	—	187,463
Postretirement benefits	10,869	—	230,475	—	—	241,344
Deferred income taxes	3,378	—	5,834	270	—	9,482
Other liabilities	7,721	—	32,619	3,436	—	43,776
Minority interest	—	—	—	6,652	—	6,652

Total Liabilities	143,536	4,788	925,777	94,208	(111,046)	1,057,263

SHAREHOLDERS’ EQUITY
Share capital	403,800	20,000	1,607,533	204,042	(1,831,575)	403,800
Unearned restricted shares	(2,572)	—	—	—	—	(2,572)
Retained earnings	114,601	(17,383)	(1,292,916)	(77,715)	1,388,014	114,601
Cumulative translation adjustments	(133,333)	—	22,662	(43,839)	21,177	(133,333)

Total Shareholders’ Equity	382,496	2,617	337,279	82,488	(422,384)	382,496

Total Liabilities and Shareholders’ Equity	$526,032	$7,405	$1,263,056	$176,696	$(533,430)	$1,439,759

Shareholders’ Equity as reported	$382,496	$2,617	$337,279	$82,488	$(422,384)	$382,496

U.S. GAAP Adjustments:
Net pension asset	(5,536)	—	(58,621)	—	—	(64,157)
Computer software — net	—	—	(25,536)	—	—	(25,536)
Fair value of derivatives	—	—	(5,089)	—	—	(5,089)
Postretirement benefits	(2,575)	—	(122,158)	—	—	(124,733)
Deferred income taxes — net	3,590	—	81,647	(2,182)	—	83,055
Accounts payable and accrued liabilities	(1,169)	—	—	6,000	—	4,831
Equity investments	(125,939)	—	3,818	—	122,121	—

	(131,629)	—	(125,939)	3,818	122,121	(131,629)

Shareholders’ Equity under U.S. GAAP	$250,867	$2,617	$211,340	$86,306	$(300,263)	$250,867

MOORE WALLACE INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.  SUPPLEMENTAL CONSOLIDATING FINANCIAL INFORMATION (continued)

Supplemental Consolidating Statement of Operations for the nine months ended September 30, 2003 (unaudited):

				Non-
		Finance	Guarantor	Guarantor
	Parent	Inc.	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales	$161,314	$—	$1,739,165	$102,327	$(12,695)	$1,990,111

Cost of sales	117,894	—	1,245,187	65,939	(12,695)	1,416,325
Selling, general and administrative expenses	28,341	—	320,026	25,632	—	373,999
Restructuring provision — net	729	—	11,395	206	—	12,330
Depreciation and amortization	7,618	—	81,612	2,828	—	92,058

Total operating expenses	154,582	—	1,658,220	94,605	(12,695)	1,894,712

Income from operations	6,732	—	80,945	7,722	—	95,399

Equity earnings (loss) of subsidiaries	74,883	—	(12,199)	—	(62,684)	—
Investment and other income (expense)	(8,653)	—	(5,122)	8,366	—	(5,409)
Interest expense — net	(81)	14,422	26,790	(108)	—	41,023
Debt settlement expense	—	—	7,493	—	—	7,493

Earnings (loss) before income taxes and minority interest	73,043	(14,422)	29,341	16,196	(62,684)	41,474

Income tax expense (benefit)	(1,004)	—	(33,970)	1,523	—	(33,451)
Minority interest	—	—	—	878	—	878

Net earnings (loss)	$74,047	$(14,422)	$63,311	$13,795	$(62,684)	$74,047

U.S. GAAP Adjustments:
Pension expense	79	—	2,959	—	—	3,038
Postretirement benefits	157	—	12,835	—	—	12,992
Computer software	—	—	5,091	—	—	5,091
Debt conversion costs	1,162	—	—	—	—	1,162
Stock-based compensation	(523)	—	—	—	—	(523)
Income taxes	(341)	—	(8,145)	—	—	(8,486)
Equity earnings	12,740	—	—	—	(12,740)	—

	13,274	—	12,740	—	(12,740)	13,274

Net earnings (loss) under U.S. GAAP	$87,321	$(14,422)	$76,051	$13,795	$(75,424)	$87,321

MOORE WALLACE INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.  SUPPLEMENTAL CONSOLIDATING FINANCIAL INFORMATION (continued)

Supplemental Consolidating Statement of Operations for the nine months ended September 30, 2002 (unaudited):

				Non-
		Finance	Guarantor	Guarantor
	Parent	Inc.	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales	$160,623	$—	$1,267,230	$96,963	$(8,757)	$1,516,059

Cost of sales	116,781	—	867,376	61,272	(8,757)	1,036,672
Selling, general and administrative expenses	37,555	—	279,176	23,986	—	340,717
Depreciation and amortization	7,686	—	54,496	3,396	—	65,578

Total operating expenses	162,022	—	1,201,048	88,654	(8,757)	1,442,967

Income from operations	(1,399)	—	66,182	8,309	—	73,092

Equity earnings (loss) of subsidiaries	46,210	—	(12,462)	—	(33,748)	—
Investment and other income (expense)	303	—	4,141	492	—	4,936
Interest expense — net	(210)	(818)	10,491	(498)	—	8,965
Debt settlement and issue costs	—	16,746	—	—	—	16,746

Earnings (loss) before income taxes and minority interest	45,324	(15,928)	47,370	9,299	(33,748)	52,317

Income tax expense	87	—	4,799	1,617	—	6,503
Minority interest	—	—	—	577	—	577

Net earnings (loss)	$45,237	$(15,928)	$42,571	$7,105	$(33,748)	$45,237

U.S. GAAP Adjustments:
Pension expense	130	—	3,023	—	—	3,153
Postretirement benefits	146	—	12,825	—	—	12,971
Computer software	—	—	5,073	—	—	5,073
Debt conversion costs	785	—	—	—	—	785
Stock-based compensation	(5,121)	—	—	—	—	(5,121)
Income taxes	1,583	—	(8,159)	—	—	(6,576)
Equity earnings	12,762	—	—	—	(12,762)	—

	10,285	—	12,762	—	(12,762)	10,285

Net earnings (loss) under U.S. GAAP	$55,522	$(15,928)	$55,333	$7,105	$(46,510)	$55,522

MOORE WALLACE INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.  SUPPLEMENTAL CONSOLIDATING FINANCIAL INFORMATION (continued)

Supplemental Consolidating Statement of Operations for the three months ended September 30, 2003 (unaudited):

				Non-
		Finance	Guarantor	Guarantor
	Parent	Inc.	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales	$49,650	$—	$753,109	$34,367	$(8,231)	$828,895

Cost of sales	37,356	—	533,755	22,354	(8,231)	585,234
Selling, general and administrative expenses	7,787	—	127,444	8,497	—	143,728
Restructuring provision — net	59	—	10,229	345	—	10,633
Depreciation and amortization	2,597	—	34,764	932	—	38,293

Total operating expenses	47,799	—	706,192	32,128	(8,231)	777,888

Income from operations	1,851	—	46,917	2,239	—	51,007

Equity earnings (loss) of subsidiaries	23,122	—	(5,544)	—	(17,578)	—
Investment and other income (expense)	(48)	—	(69)	35	—	(82)
Interest expense — net	78	6,147	8,480	(65)	—	14,640

Earnings (loss) before income taxes and minority interest	24,847	(6,147)	32,824	2,339	(17,578)	36,285

Income tax expense (benefit)	(1,149)	—	9,504	1,638	—	9,993
Minority interest	—	—	—	296	—	296

Net earnings (loss)	$25,996	$(6,147)	$23,320	$405	$(17,578)	$25,996

U.S. GAAP Adjustments:
Pension expense	(2)	—	1,015	—	—	1,013
Postretirement benefits	54	—	4,278	—	—	4,332
Computer software	—	—	1,693	—	—	1,693
Debt conversion costs	92	—	—	—	—	92
Stock-based compensation	(79)	—	—	—	—	(79)
Income taxes	(25)	—	(2,725)	—	—	(2,750)
Equity earnings	4,261	—	—	—	(4,261)	—

	4,301	—	4,261	—	(4,261)	4,301

Net earnings (loss) under U.S. GAAP	$30,297	$(6,147)	$27,581	$405	$(21,839)	$30,297

MOORE WALLACE INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.  SUPPLEMENTAL CONSOLIDATING FINANCIAL INFORMATION (continued)

Supplemental Consolidating Statement of Operations for the three months ended September 30, 2002 (unaudited):

				Non-
		Finance	Guarantor	Guarantor
	Parent	Inc.	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales	$49,098	$—	$407,611	$32,020	$(1,962)	$486,767

Cost of sales	36,442	—	279,038	20,382	(1,962)	333,900
Selling, general and administrative expenses	7,077	—	88,655	7,638	—	103,370
Depreciation and amortization	2,408	—	17,446	1,062	—	20,916

Total operating expenses	45,927	—	385,139	29,082	(1,962)	458,186

Income from operations	3,171	—	22,472	2,938	—	28,581

Equity earnings (loss) of subsidiaries	14,102	—	(15,886)	—	1,784	—
Investment and other income (expense)	108	—	4,856	617	—	5,581
Interest expense — net	(91)	(290)	3,949	44	—	3,612
Debt settlement and issue costs	—	16,746	—	—	—	16,746

Earnings (loss) before income taxes and minority interest	17,472	(16,456)	7,493	3,511	1,784	13,804

Income tax expense (benefit)	(26)	—	(4,153)	402	—	(3,777)
Minority interest	—	—	—	83	—	83

Net earnings (loss)	$17,498	$(16,456)	$11,646	$3,026	$1,784	$17,498

U.S. GAAP Adjustments:
Pension expense	65	—	3,050	—	—	3,115
Postretirement benefits	49	—	4,275	—	—	4,324
Computer software	—	—	1,691	—	—	1,691
Debt conversion costs	(366)	—	—	—	—	(366)
Stock-based compensation	(978)	—	—	—	—	(978)
Income taxes	480	—	(3,517)	—	—	(3,037)
Equity earnings	5,499	—	—	—	(5,499)	—

	4,749	—	5,499	—	(5,499)	4,749

Net earnings (loss) under U.S. GAAP	$22,247	$(16,456)	$17,145	$3,026	$(3,715)	$22,247

MOORE WALLACE INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.  SUPPLEMENTAL CONSOLIDATING FINANCIAL INFORMATION (continued)

Supplemental Consolidating Statement of Cash Flows for the nine months ended September 30, 2003 (unaudited):

				Non-
		Finance	Guarantor	Guarantor
	Parent	Inc.	Subsidiaries	Subsidiaries	Eliminations	Consolidated

OPERATING ACTIVITIES
Net earnings (loss)	$74,047	$(14,422)	$63,311	$13,795	$(62,684)	$74,047
Adjustments to reconcile net earnings (loss) to cash provided (used) by operating activities:
Equity (earnings) loss of subsidiaries	(74,883)	—	12,199	—	62,684	—
Depreciation and amortization	7,618	—	81,612	2,828	—	92,058
Acquisition related charges:
Inventory and backlog	—	—	38,590	—	—	38,590
Derivative charges	—	—	4,440	—	—	4,440
Write-off deferred debt issue costs	—	—	7,493	—	—	7,493
Deferred income taxes	(494)	—	(35,902)	(562)	—	(36,958)
Restructuring provision — net	729	—	11,395	206	—	12,330
Other	2,093	738	1,371	1,198	—	5,400
Changes in operating assets and liabilities:
Accounts receivable — net	2,126	—	(1,348)	2,545	—	3,323
Inventories	3,094	—	(5,733)	(618)	—	(3,257)
Accounts payable and accrued liabilities	14,330	6,612	(95,304)	883	—	(73,479)
Income taxes	(685)	—	1,596	28	—	939
Other	(899)	(138)	(9,053)	(798)	—	(10,888)

Net cash provided (used) by operating activities	27,076	(7,210)	74,667	19,505	—	114,038

INVESTING ACTIVITIES
Property, plant and equipment — net	(5,053)	—	(24,241)	(2,642)	—	(31,936)
Long-term receivables and other investments	6	—	644	(29,221)	—	(28,571)
Acquisition of businesses	—	—	(847,868)	—	—	(847,868)
Proceeds from sale of investments and other assets	1,500	—	—	29,917	—	31,417
Software expenditures	—	—	(4,812)	—	—	(4,812)
Other	—	—	612	1,799	—	2,411

Net cash used by investing activities	(3,547)	—	(875,665)	(147)	—	(879,359)

FINANCING ACTIVITIES
Net change in short-term debt	383	—	87	(222)	—	248
Issuance of long-term debt	—	400,370	609,910	—	—	1,010,280
Payments on long-term debt	(210)	—	(292,502)	—	—	(292,712)
Debt issue costs	—	(10,824)	(22,208)	—	—	(33,032)
Issuance common shares	10,406	—	—	—	—	10,406
Intercompany activity — net	(44,604)	(382,437)	442,156	(15,115)	—	—
Other	—	—	(964)	(504)	—	(1,468)

Net cash provided (used) by financing activities	(34,025)	7,109	736,479	(15,841)	—	693,722

Effect of exchange rate on cash resources	789	—	(274)	267	—	782

Increase (decrease) in cash resources	(9,707)	(101)	(64,793)	3,784	—	(70,817)
Cash resources at beginning of period	29,115	101	82,665	9,591	—	121,472

Cash resources at end of period	$19,408	$—	$17,872	$13,375	$—	$50,655

MOORE WALLACE INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.  SUPPLEMENTAL CONSOLIDATING FINANCIAL INFORMATION (continued)

Supplemental Consolidating Statement of Cash Flows for the nine months ended September 30, 2002 (unaudited):

				Non-
		Finance	Guarantor	Guarantor
	Parent	Inc.	Subsidiaries	Subsidiaries	Eliminations	Consolidated

OPERATING ACTIVITIES
Net earnings (loss)	$45,237	$(15,928)	$42,571	$7,105	$(33,748)	$45,237
Adjustments to reconcile net earnings (loss) to cash provided (used) by operating activities:
Equity (earnings) loss of subsidiaries	(46,210)	—	12,462	—	33,748	—
Depreciation and amortization	7,686	—	54,496	3,396	—	65,578
Gain on sale of investments and other assets	(29)	—	(6,615)	(1,494)	—	(8,138)
Debt settlement	—	16,746	—	—	—	16,746
Deferred income taxes	11,544	—	(37,935)	636	—	(25,755)
Other	735	364	(5,020)	1,656	—	(2,265)
Changes in operating assets and liabilities:
Accounts receivable — net	(1,348)	—	9,400	2,839	—	10,891
Inventories	2,538	—	1,877	(489)	—	3,926
Accounts payable and accrued liabilities	(6,283)	(2,150)	(27,107)	(2,822)	—	(38,362)
Income taxes	79	—	29,715	(194)	—	29,600
Other	(537)	—	(5,829)	(932)	—	(7,298)

Net cash provided (used) by operating activities	13,412	(968)	68,015	9,701	—	90,160

INVESTING ACTIVITIES
Property, plant and equipment — net	(731)	—	(3,182)	490	—	(3,423)
Long-term receivables and other investments	679	—	(996)	(1,605)	—	(1,922)
Acquisition of businesses	(8,764)	—	(57,202)	—	—	(65,966)
Software expenditures	—	—	(8,209)	—	—	(8,209)
Other	749	—	(4,694)	—	—	(3,945)

Net cash used by investing activities	(8,067)	—	(74,283)	(1,115)	—	(83,465)

FINANCING ACTIVITIES
Net change in short-term debt	(95)	—	(14,928)	195	—	(14,828)
Proceeds from issuance of long-term debt	—	—	200,000	—	—	200,000
Payments on long-term debt	(890)	(116,746)	(1,465)	—	—	(119,101)
Debt issue costs	—	—	(7,779)	—	—	(7,779)
Repurchase of common shares — net	(8,167)	—	—	—	—	(8,167)
Intercompany activity — net	15,437	117,715	(126,394)	(6,758)	—	—
Other	—	—	—	(903)	—	(903)

Net cash provided (used) by financing activities	6,285	969	49,434	(7,466)	—	49,222

Effect of exchange rate on cash resources	1,064	—	1,350	(38)	—	2,376

Increase in cash resources	12,694	1	44,516	1,082	—	58,293
Cash resources at beginning of period	12,920	100	5,777	9,877	—	28,674

Cash resources at end of period	$25,614	$101	$50,293	$10,959	$—	$86,967

14.  SUBSEQUENT EVENT

During 2000, the Corporation amended the United States pension plan ( the “Plan”) to cease all benefit accruals and announced its intention to terminate and wind-up the Plan. In April 2001, the Plan was further amended to terminate effective June 2001. Upon termination the Corporation sought a determination letter from the Internal Revenue Service (“IRS”) as to the Plan’s tax qualification status. The terms of the April 2001 Plan amendment made the receipt of the IRS determination letter a prerequisite to the wind-up of the Plan and the distribution of the Plan assets. The IRS has imposed a moratorium on issuing such determination letters. Due to the uncertainty regarding the receipt of the determination letter and the effect such uncertainty has on the Corporation’s ability to effectively manage the Plan’s assets, on October 15, 2003, the Board of Directors of the Corporation resolved to take the steps necessary to revoke the amendment terminating the Plan. The Plan, as restored, remains frozen and will continue with no further benefit accruals.

Proposed Combination

On November 8, 2003, the Corporation entered into a combination agreement with R. R. Donnelley & Sons Company (“Donnelley”) under which each common share of the Corporation will be exchanged for 0.63 of a share of common stock of Donnelley. The transaction was unanimously approved by the Boards of Directors of both the Corporation and Donnelley, but remains subject to closing conditions that include, among others, receipt of required approval from the Corporation’s and Donnelley’s shareholders, required regulatory approvals and Ontario Superior Court of Justice approval of a plan of arrangement. The transaction may not be completed if any of the closing conditions are not satisfied. If approved, the transaction is expected to close in the first quarter of 2004.

MOORE WALLACE INCORPORATED
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS

This section provides a review of the financial performance of Moore Wallace Incorporated (the “Corporation”), formerly Moore Corporation Limited (“Moore”), for the three and nine months ended September 30, 2003 and 2002. This analysis is based on the consolidated financial statements that are presented in Item 1, prepared in accordance with Canadian generally accepted accounting principles (“GAAP”). Differences between Canadian and U.S. GAAP are disclosed in Note 9 to the consolidated financial statements. Where appropriate, comparative figures have been reclassified to conform to the current presentation in the Corporation’s consolidated financial statements.

As discussed further hereafter, on May 15, 2003, the Corporation acquired all the outstanding shares of Wallace Computer Services, Inc. (“Wallace”), a leading provider of printed products and print management services. The results of operations for the nine months ended September 30, 2003 include the results of Wallace from May 15, 2003. The differences in operating results in 2003 versus 2002 are primarily due to this acquisition (the “Acquisition”).

OVERVIEW

The Corporation is a diversified printing company that operates in three distinct operating segments: Forms and Labels, Outsourcing, and Commercial. The Corporation offers its products and services principally in the United States and Canada, but it also has operations in Europe and in Latin America, primarily in Mexico and Brazil.

The Forms and Labels segment provides a wide array of products and services, including the design and production of business forms, labels and related products, as well as electronic print management solutions. The Outsourcing segment provides fully integrated business-to-business and business-to-consumer solutions involving high quality variable image print and mail, electronic statement and database management services. The Commercial segment provides high quality multi-color personalized business communications and direct marketing services, including project, database and list management services. For the nine months ended September 30, 2003, approximately 53%, 13% and 34% of consolidated net sales were attributable to the Forms and Labels, Outsourcing and Commercial segments, respectively.

As with many other companies, net sales in 2003 and 2002 have been affected by the economic downturn in the United States. In addition to general economic conditions, the Corporation’s financial results for the periods discussed herein have been affected by a number of strategic factors including acquisitions of complementary businesses, the restructuring of operations, the disposal of non-core businesses and the exiting of unprofitable accounts and product lines. These initiatives have resulted in improved performance in 2003, relative to the comparable periods last year. Historically, net sales have not been materially affected by seasonal factors.

On January 31, 2002, the Corporation completed the acquisition of The Nielsen Company (“Nielsen”), a commercial printer, which is complementary to its core operations.

On May 15, 2003, the Corporation acquired all the outstanding shares of Wallace for consideration of $14.40 in cash and 1.05 shares of the Corporation for each outstanding share of Wallace. Management believes the Acquisition will enhance the Corporation’s combined competitive position within the industry and establish the Corporation as a leading provider of integrated print management services across multiple industries. Management also believes the Acquisition will enable the Corporation to improve profitability, achieve significant cost synergies, leverage complementary products and services and augment cross-selling opportunities across a more diverse platform. The aggregate consideration to the Wallace shareholders was $1.1 billion and was comprised of a cash payment of $609.7 million and 44,458,825 common shares of the Corporation with a fair value of $471.7 million. The fair value of the Corporation’s shares was based upon the actual number of shares issued to the Wallace shareholders using the average closing trading price of the Corporation’s common shares on the New York Stock Exchange (“NYSE”) during a five-day trading period beginning two days prior to the announcement of the merger agreement on January 17, 2003. The total purchase price of $1.3 billion also included $218.2 million for the settlement of Wallace debt and other liabilities, and direct acquisition costs to date of $19.9 million.

On November 8, 2003, the Corporation entered into a combination agreement with R. R. Donnelley & Sons Company (“Donnelley”) under which each common share of the Corporation will be exchanged for 0.63 of a share of common stock of Donnelley. The transaction was unanimously approved by the Boards of Directors of both the Corporation and Donnelley, but remains subject to closing conditions that include, among others, receipt of required approval from the Corporation’s and Donnelley’s shareholders, required regulatory approvals and Ontario Superior Court of Justice approval of a plan of arrangement. The transaction may not be completed if any of the closing conditions are not satisfied. If approved, the transaction is expected to close in the first quarter of 2004.

Consistent with the strategy to focus on core printing operations, the Corporation disposed of various non-core businesses. During the first quarter of 2002, the Corporation disposed of several of its interests in non-U.S. investments that were no longer strategic or where the Corporation lacked sufficient control to achieve its objectives.

During 2003, in connection with the Acquisition, management approved and initiated plans to restructure the operations of both Wallace and Moore (“restructuring plans”) to eliminate certain duplicative functions, to close certain facilities, to dispose of redundant software systems and underutilized assets and to rationalize real estate holdings in order to reduce the combined cost structure of the organization. As a result, the Corporation accrued approximately $12.8 million of costs to exit certain Wallace activities, such as severance, costs of vacating redundant facilities (leased or owned) and other costs associated with exiting these activities. These costs are recognized as a liability assumed in the purchase business combination and are included in the allocation of the cost to acquire Wallace and are recorded in goodwill (see Note 3). The Corporation accrued approximately $10.6 million and $13.9 million for the three and nine months ended September 30, 2003, respectively, of similar restructuring costs in connection with exiting certain Moore activities. These costs have been included as a charge to the results of operations for the three and nine months ended September 30, 2003.

MOORE WALLACE INCORPORATED
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Corporation’s results during the periods discussed have also been affected by industry-wide trends, mainly downward pricing pressure associated with the high degree of competition resulting, in part, from excess capacity in the industry and fragmentation in the printing market. While the Corporation believes that continued consolidation in the industry will result in greater opportunities for cross-selling, other trends may have a countervailing effect. The eventual effect, for example, of electronic substitution on the printing industry cannot be predicted. The Corporation continues to adapt its product line to the evolving demands of the digital products and services market. The effects these actions will have on the Corporation’s results or financial condition cannot be predicted.

The following discussion includes information on a consolidated basis presented in accordance with Canadian GAAP. This discussion is supplemented by a discussion of segment operating income. This supplemental discussion should be read in conjunction with the Corporation’s reported consolidated financial statements.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2003
AS COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2002

CONSOLIDATED

Net sales for the three months ended September 30, 2003 increased $342.1 million to $828.9 million, representing a 70.3% increase versus the same period last year. The inclusion of the operations of Wallace ($351.2 million) and the increased volume in the Outsourcing segment ($13.4 million) more than offset the sales declines in the U.S. and Canadian Forms and Labels business ($35.5 million) as customers continued to defer spending decisions as a result of economic conditions affecting the printing industry.

Cost of sales increased $251.3 million to $585.2 million or 70.6% of consolidated net sales for the quarter ended September 30, 2003 versus 68.6% for the same period in the prior year. Cost of sales margins were adversely affected by continued pricing pressure in the forms and labels industry, lower volumes in the U.S. and Canadian Forms and Labels business and the effect of business interruption related to the Acquisition. Also included in cost of sales are $2.9 million of acquisition and integration related expenses associated primarily with moving of equipment and inventory from vacated facilities, equipment disassembly, consulting, travel, training and retention pay.

Selling, general and administrative expenses increased $40.4 million to $143.8 million or 17.3% of consolidated net sales for the three months ended September 30, 2003, compared to $103.4 million or 21.2% of consolidated net sales versus the same period last year. The margin improvement is primarily due to benefits achieved from the Corporation’s prior restructuring activities, continued focus on cost containment of discretionary spending and benefits recognized as a result of reducing duplicative employee functions subsequent to the Acquisition. Also included in selling, general and administrative costs are $9.2 million of acquisition and integration expenses related to sales and use taxes, consulting, travel, training and retention pay.

During the three months ended September 30, 2003, the Corporation recorded a restructuring provision of $10.6 million comprised of $7.0 million for workforce reductions (289 positions) and $3.6 million for lease termination and facility close costs primarily related to the closure of Moore plants and sales offices and the elimination of certain redundant administrative and corporate functions. There was no restructuring provision recorded during the three months ended September 30, 2002.

Depreciation and amortization increased $17.4 million to $38.3 million for the three months ended September 30, 2003 compared to the same period in 2002, primarily as a result of the Acquisition ($18.0 million). Acquisition related depreciation and amortization includes $2.2 million amortization of purchased intangibles and $1.4 million of asset impairments associated with the disposal of machinery and equipment from vacated facilities and the abandonment of certain redundant enterprise software systems as a result of the Acquisition.

Investment and other income, for the three months ended September 30, 2003, include $0.7 million of income for the reduction of the deferred interest rate swap liability that resulted from the extinguishment of Moore’s historical debt on the date of the Acquisition (see Note 5).

Income from operations increased $22.4 million to $51.0 million for the three months ended September 30, 2003 compared to the same period in 2002. The increase is primarily due to improved operating results versus the prior year and the incremental increase from the Acquisition, partially offset by acquisition related items ($12.1 million) and restructuring and restructuring related charges ($12.0 million) as previously discussed.

Net interest and debt settlement expense declined by $5.7 million to $14.6 million for the three months ended September 30, 2003, compared to the same period in 2002, primarily due to the $16.7 million of debt settlement costs related to the refinancing of Moore’s historical debt during the three months ended September 30, 2002, partially offset by increased interest expense resulting from higher current debt levels.

MOORE WALLACE INCORPORATED
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2003
AS COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2002

CONSOLIDATED (continued)

Net earnings for the three months ended September 30, 2003 increased $8.5 million over the prior year to $26.0 million, or $0.16 per diluted share. Included in net income for the quarter were acquisition related charges of $11.4 million ($6.6 million net of taxes) or $0.04 per diluted share, and restructuring and restructuring related charges of $12.0 million ($7.3 million net of taxes) or $0.05 per diluted share. The following table below summarizes the acquisition related and restructuring and restructuring related charges (credits):

Three Months Ended
September 30, 2003

(In millions of U.S. dollars)
Acquisition and integration expenses	$12.1
Fair value of interest rate swaps	(0.7)

Total acquisition related charges	$11.4

Restructuring	$10.6
Asset impairments	1.4

Total restructuring and restructuring related charges	$12.0

For the same period in 2002, the Corporation reported net income of $17.5 million, or $0.15 per diluted share. The increase relates to improved operating results across all business segments, and benefits recognized as a result of synergies associated with the Acquisition.

OPERATING RESULTS BY SEGMENT

The following table and management discussion summarize the operating results of the Corporation’s operating segments:

			Operating income
	Net sales		(loss)

Three months ended September 30,
(In millions of U.S. dollars)	2003	2002	2003	2002

Forms and Labels	$440.5	$269.4	$52.3	$35.7
Outsourcing	80.7	67.3	14.8	11.0
Commercial	307.7	150.1	25.8	11.0
Corporate	—	—	(41.9)	(29.1)

Total	$828.9	$486.8	$51.0	$28.6

FORMS AND LABELS

Net sales for the three months ended September 30, 2003 increased $171.1 million or 63.5% versus 2002 to $440.5 million. The inclusion of the Acquisition ($197.1 million) more than offset the volume declines at major print management customers and the secular declines in the North American Forms and Labels business. The Corporation believes the business activity levels at these major print management customers will continue to be adversely affected until economic conditions impacting the printing industry improve.

Operating income for the three months ended September 30, 2003 increased $16.6 million or 46.5% versus 2002 to $52.3 million,

MOORE WALLACE INCORPORATED
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2003
AS COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2002

FORMS AND LABELS (continued)

primarily due to the inclusion of the operating results of Wallace ($28.9 million), partially offset by a restructuring charge of $5.0 million, acquisition and integration related expenses of $5.9 million, an asset impairment charge of $1.4 million, depreciation on the fair market value adjustment for the property, plant and equipment acquired ($0.3 million) and volume declines in the North American Forms and Labels business, as previously discussed.

OUTSOURCING

Net sales increased $13.4 million or 19.9% to $80.7 million for the three months ended September 30, 2003 from the same prior year period. Growth was achieved from new customers and sales increases with certain existing customers in the financial and telecommunications markets, partially offset by volume declines as a result of the economic conditions affecting the printing industry.

Operating income for the three months ended September 30, 2003 increased $3.8 million or 34.5% to $14.8 million versus 2002, due to increased sales activity and to savings achieved from cost containment initiatives implemented during 2002, which included the consolidation of administrative functions and focus on production efficiencies, partially offset by increased start-up costs associated with new customers.

COMMERCIAL

Net sales increased by $157.6 million or 105.0% to $307.7 million for the three months ended September 30, 2003 from the same prior year period, primarily due to the Acquisition ($154.1 million), increased commercial print transaction business at Nielsen ($5.1 million) achieved through the Corporation’s cross-selling initiatives, favorable foreign currency exchange ($3.2 million) and increased volumes at the domestic direct mail business ($4.4 million). These increases were partially offset by volume declines in the Corporation’s technical publications group ($5.9 million) due to lower demand by certain healthcare customers.

Operating income for the three months ended September 30, 2003 increased $14.8 million, to $25.8 million versus 2002, primarily due to the Acquisition ($11.3 million), improved operating results over last year ($9.5 million), partially offset by restructuring and acquisition related charges of $5.5 million.

CORPORATE

Corporate operating expenses increased $12.8 million or 44.0% to $41.9 million for the quarter ended September 30, 2003 versus the same period in 2002, primarily due to the inclusion of Wallace corporate costs, a provision for restructuring for duplicative administrative functions and increased healthcare benefit costs, partially offset by information technology cost containment efforts and synergies achieved through workforce reductions following the Acquisition.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003
AS COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2002

CONSOLIDATED

Net sales for the nine months ended September 30, 2003 increased $474.0 million to $1,990.1 million, representing a 31.3% increase versus the same period last year. The inclusion of the Acquisition ($525.6 million) more than offset the sales declines in the U.S. and Canadian Forms and Labels business ($88.2 million) as customers continued to defer spending decisions as a result of economic conditions affecting the printing industry.

Cost of sales increased $379.6 million to $1,416.3 million or 71.2% of consolidated net sales for the period ended September 30, 2003 versus 68.4% for the same period in the prior year. Cost of sales margins were adversely affected by continued pricing pressure in the forms and labels industry and lower volumes in the U.S. and Canadian Forms and Labels business. Also included in cost of sales was an acquisition related charge for the fair value of the inventory and backlog ($38.6 million), $2.9 million of acquisition and integration related expenses associated primarily with moving equipment and inventory from vacated facilities, consulting, travel, training and retention pay.

Selling, general and administrative expenses increased $33.3 million to $374.0 million or 18.8% of consolidated net sales for the nine months ended September 30, 2003, compared to $340.7 million or 22.5% of consolidated net sales the same period last year. The margin improvement is primarily due to benefits achieved from the Corporation’s prior restructuring activities, continued focus on cost containment of discretionary spending and benefits recognized as a result of reducing duplicative employee functions subsequent to the Acquisition. Also included in selling, general and administrative costs are $9.2 million of acquisition and integration related expenses related to sales and use taxes, consulting, travel, training and retention pay.

MOORE WALLACE INCORPORATED
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003
AS COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2002

CONSOLIDATED (continued)

During the nine months ended September 30, 2003, the Corporation recorded a restructuring provision of $13.9 million for workforce reductions (330 positions), lease terminations and other costs primarily related to the closure of Moore plants and the elimination of certain redundant administrative and corporate functions. These charges were partially offset by the reversal of a portion of its 2001 restructuring reserve ($1.6 million) resulting from favorable settlements in 2003 as compared to estimates used by management at the time the charge was recorded. There was no restructuring provision recorded during the nine months ended September 30, 2002.

Depreciation and amortization increased $26.5 million or 40.4% to $92.1 million for the nine months ended September 30, 2003, compared to the same period in 2002, primarily as a result of the Acquisition ($29.8 million). Acquisition related depreciation includes $3.3 million of amortization of purchased intangibles and $3.5 million of asset impairments associated with the disposal of machinery and equipment from vacated facilities and the abandonment of certain redundant enterprise software systems.

Income from operations increased $22.3 million to $95.4 million for the nine months ended September 30, 2003 versus September 30, 2002. The increase is primarily due to improved operating results versus the prior year and the incremental increase from the Acquisition ($36.9 million), unfavorably affected by acquisition related items ($50.7 million) and net restructuring and restructuring related actions ($15.8 million) as previously discussed.

Included in investment and other income (expense) for the nine months ended September 30, 2003 is the net write-off of the fair value of interest rate swaps ($4.4 million) as a result of extinguishing Moore’s historical debt on the date of Acquisition (see Note 5).

Net interest and debt settlement expense increased by $22.8 million to $48.5 million for the nine months ended September 30, 2003 compared to the same period in 2002, primarily due to $9.4 million (pre-acquisition interest expense, deferred issue cost amortization and discount amortization) related to the financing of the Acquisition. Additionally, the Corporation paid $4.0 million of bridge financing commitment fees related to the Acquisition. The Corporation also recorded a charge ($7.5 million) to write off the deferred financing fees related to the Corporation’s historical debt in connection with the financing of the Acquisition.

The difference between the statutory rate and the effective rate relates to lower tax rates in non-U.S. jurisdictions combined with a reduction of the deferred tax valuation allowance, which is based on management’s best estimate of the amount of deferred tax assets that will more likely than not be realized. The 2003 rate was also affected by a loss generated in the U.S. as a result of expenses incurred from the Acquisition. For the nine months ended September 30, 2003, the valuation allowance was reduced $41.6 million. For the nine months ended September 30, 2002, the valuation allowance was reduced by $42.8 million.

Net earnings for the nine months ended September 30, 2003 increased $28.9 million over the prior year to $74.1 million, or $0.54 per diluted share. Included in net income for the nine months ended September 30, 2003 were acquisition related charges of $76.0 million ($44.1 million net of taxes) or $0.32 per diluted share, restructuring and restructuring related charges of $15.8 million ($9.6 million net of taxes) or $0.07 per diluted share, a gain on the disposition of real estate of $1.2 million ($0.8 million net of taxes) or $0.01 per diluted share and the $41.6 million ($0.31 per diluted share) reduction in the deferred tax valuation allowance. The following table below summarizes the acquisition related and restructuring and restructuring related charges (credits):

MOORE WALLACE INCORPORATED
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003
AS COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2002

CONSOLIDATED (continued)

Nine Months Ended
September 30, 2003

(In millions of U.S. dollars)
Fair value of acquired inventory and backlog	$38.6
Acquisition and integration expenses	12.1
Pre-acquisition interest — net	9.4
Deferred financing fees	7.5
Fair value of interest rate swaps	4.4
Bridge financing fees	4.0

Total acquisition related charges	$76.0

Restructuring	$13.9
Reversal of prior restructuring	(1.6)
Asset impairment	3.5

Total restructuring and restructuring related charges	$15.8

Gain on disposition of property	$1.2

For the same period in 2002, the Corporation reported net earnings of $45.2 million, or $0.40 per diluted share. The increase relates to improved operating results, partially offset by acquisition related charges and restructuring and restructuring related charges.

OPERATING RESULTS BY SEGMENT

The following table and management discussion summarizes the operating results of the Corporation’s operating segments:

			Operating income
	Net sales		(loss)
Nine months ended September 30,
(In millions of U.S. dollars)	2003	2002	2003	2002

Forms and Labels	$1,057.8	$842.5	$93.5	$98.0
Outsourcing	254.5	234.5	53.7	40.5
Commercial	677.8	439.1	47.1	33.7
Corporate	—	—	(98.9)	(99.1)

Total	$1,990.1	$1,516.1	$95.4	$73.1

FORMS AND LABELS

Net sales for the nine months ended September 30, 2003 increased $215.3 million or 25.6% to $1,057.8 million versus 2002. The inclusion of the results of Wallace ($292.5 million) more than offset the volume declines at major print management customers in the North American Forms and Labels business. The Corporation believes the business activity levels at these major print management customers will continue to be adversely affected until economic conditions impacting the printing industry improve.

Operating income for the nine months ended September 30, 2003 decreased $4.5 million or 4.6% to $93.5 million versus 2002, primarily due to the fair market value charge for inventory and backlog acquired from Wallace ($27.2 million), a restructuring charge of $6.0 million, an asset impairment charge of $3.5 million, depreciation on the fair market value adjustment for the property, plant and equipment acquired ($0.9 million) and the volume declines in the North American Forms and Labels business, as previously discussed, partially offset by operating results of Wallace ($40.6 million).

MOORE WALLACE INCORPORATED
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003
AS COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2002

OUTSOURCING

Net sales increased $20.0 million or 8.5% to $254.5 million for the nine months ended September 30, 2003 from the same prior year period. Growth was achieved from new customers and sales increases with certain existing customers in the financial and telecommunications markets, partially offset by volume declines as a result of the economic conditions affecting the printing industry.

Operating income for the nine months ended September 30, 2003 increased $13.2 million or 32.6% to $53.7 million versus 2002, due to increased sales activity and to savings achieved from cost containment initiatives implemented during 2002 which included the consolidation of administrative functions and focus on production efficiencies, partially offset by increased start-up costs associated with new customers.

COMMERCIAL

Net sales increased by $238.7 million or 54.4% to $677.8 million for the nine months ended September 30, 2003, primarily due to the inclusion of the results of Wallace ($233.1 million), increased commercial print transaction business at Nielsen ($20.1 million) achieved through the Corporation’s cross-selling initiatives and favorable foreign currency exchange ($12.4 million). These increases were partially offset by volume declines in the Corporation’s technical publications group ($13.1 million) due to lower demand by certain healthcare customers and the exiting of non-core businesses ($10.2 million).

Operating income for the nine months ended September 30, 2003 increased $13.4 million or 39.8%, to $47.1 million versus 2002, primarily due to the inclusion of the results of Wallace ($16.7 million), the reversal of a prior restructuring reserve in its European operations and increased volumes at Nielsen ($2.1 million), partially offset by an acquisition related expense of $4.3 million, the fair market value charge for inventory and backlog acquired from Wallace ($11.4 million), a restructuring charge of $1.2 million, and depreciation on the fair market value adjustment for the property, plant and equipment acquired ($1.2 million).

CORPORATE

Corporate operating expenses decreased by $0.2 million or 0.2% to $98.9 million for the nine months ended September 30, 2003 versus the same period in 2002, primarily due to cost containment efforts in information technology and synergies achieved through workforce reductions following the Acquisition, offset by the inclusion of Wallace corporate costs and a provision for restructuring for elimination of duplicative administrative functions.

LIQUIDITY AND CAPITAL RESOURCES

In March 2003, the Corporation entered into an $850.0 million senior secured credit facility (the “New Facility”) in connection with the Acquisition. The New Facility consists of a seven-year $500.0 million B Term Loan, which was funded in escrow until the Acquisition and a five-year $350.0 million Revolving Credit Facility, each of which are subject to a number of restrictive and financial covenants that, in part, limit additional indebtedness and the ability of the Corporation to engage in certain transactions with affiliates, create liens on assets, engage in mergers and consolidations, or dispose of assets. The financial covenants are calculated quarterly and include, in part, tests of leverage and interest coverage. The loans under the New Facility bear interest based on a variable index (LIBOR), plus an applicable margin. The New Facility replaced the Corporation’s $400.0 million senior secured credit facility (the “Existing Facility”). At September 30, 2003, $498.8 million is outstanding under the B Term loan.

Also, in March 2003, the Corporation issued $403.0 million of 7 7/8 % senior unsecured notes (the “Senior Notes”) due 2011 at a $2.8 million discount to the principal amount. Interest on the Senior Notes is payable semiannually on January 15 and July 15 of each year, and commenced on July 15, 2003. The proceeds from the Senior Notes, along with $16.0 million in prepaid interest through September 15, 2003, were held in escrow until the Acquisition. The indenture governing the Senior Notes contains certain restrictive covenants that, among other things, limit additional indebtedness and the Corporation’s ability to engage in certain transactions with affiliates, create liens on assets, engage in mergers and consolidations, or dispose of assets. The Corporation, at its option, may redeem up to 40% of the Senior Notes prior to January 15, 2006, at a predetermined redemption price with the proceeds of certain equity offerings. In addition, subsequent to January 15, 2007, the Senior Notes may be redeemed at predetermined redemption prices. On or prior to January 15, 2007, the Corporation may also redeem the Senior Notes upon a change of control, at a price equal to 100% of the principal plus an applicable premium.

MOORE WALLACE INCORPORATED
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003
AS COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2002

LIQUIDITY AND CAPITAL RESOURCES (continued)

In August 2002, the Corporation entered into the Existing Facility which was comprised of a five-year $125.0 million Revolving Credit Facility, a five-year $75.0 million Delayed Draw Term Loan A Facility, and a six-year $200.0 million Term Loan B Facility. On September 4, 2002, with proceeds from the Term Loan B Facility, the Corporation redeemed $100.0 million of senior guaranteed notes and incurred a net prepayment charge of $16.7 million. At December 31, 2002, $179.5 million was outstanding under this facility.

For the nine months ended September 30, 2003, interest expense includes the following acquisition related items: pre-acquisition interest expense of $10.7 million; the write-off of deferred financing fees of $7.5 million; interest income of $1.3 million on aforementioned proceeds held in escrow; and $4.0 million of bridge financing fees.

As a result of replacing the Existing Facility, the Corporation recorded a charge of $5.2 million during the second quarter of 2003 for the fair value on $150.0 million notional amount fixed rate interest rate swaps that were designated as cash flow hedges of the variable interest on the Existing Facility. The $5.2 million liability resulting from this charge will be ratably reduced and recorded as income over the remaining term of the swaps. For the nine months ended September 30, 2003, investment and other income (expense) includes $0.7 million of income, related to the reduction of this liability. These swap agreements exchange the variable interest rates (LIBOR) for fixed interest rates over the terms of the agreements. The Corporation has designated these swaps as cash flow hedges of the interest rate risk attributable to forecasted variable interest payments. The Corporation entered into an additional $250.0 million notional amount fixed rate interest rate swaps that are designated as cash flow hedges of the interest rate risk attributable to forecasted variable interest payments. These swaps, which begin accruing interest on October 7, 2003, exchange the LIBOR interest on the New Facility to fixed rate interest over the term of the swaps. At September 30, 2003, the $400.0 million notional amount fixed interest rate swaps outstanding had a weighted average fixed interest rate of 2.29% and their fair market value was a $5.8 million liability.

The Corporation has also entered into $250.0 million notional amount interest rate swaps that exchange the fixed rate interest on the Senior Notes to floating rate six-month LIBOR plus a basis point spread. The swaps are designated as a fair value hedge against $250.0 million of principal on the Senior Notes and mature January 2011. At September 30, 2003, the fair market value of these floating rate swaps was an $11.1 million liability.

The Corporation also maintains uncommitted bank operating lines in the majority of the domestic markets in which it operates. These lines of credit are maintained to cover temporary cash shortfalls. Maximum allowable borrowings under these uncommitted facilities amounted to $43.7 million at September 30, 2003 ($0.6 million outstanding), and may be terminated at any time at the banks’ or the Corporation’s option. Total availability under these facilities at September 30, 2003, was $43.1 million.

The Corporation had approximately $43.0 million in outstanding letters of credit at September 30, 2003, of which $23.7 million were issued against the $350.0 million Revolving Credit Facility.

An additional source of liquidity at September 30, 2003 was the Corporation’s short-term investments in the amount of $88.3 million, which primarily consist of certificate and term deposits, treasury bills and bank notes. These investments are with financial institutions of sound credit rating and are highly liquid as the majority mature within one to seven days and are classified as “cash and cash equivalents”.

At September 30, 2003, the Corporation was in compliance with its debt covenants. The Corporation believes it has sufficient liquidity to complete the remaining restructuring activities and effectively manage the operating needs of the businesses.

On December 28, 2001, the $70.5 million subordinated convertible debentures held by Chancery Lane/GSC Investors L.P. (the “Partnership”) were converted into 21,692,311 common shares. The Corporation issued 1,650,000 additional common shares (“additional shares”) as an inducement to the Partnership’s Class A limited partners to convert prior to December 22, 2005, the date the Corporation could have redeemed the debentures. The right to receive the additional shares was assigned by the Partnership to its Class A limited partners. Under the terms of the partnership agreement, the Class A limited partners were entitled to all the interest paid on the subordinated convertible debentures. As part of the inducement agreement, the Corporation has agreed that if at December 31, 2003, the 20-day weighted average trading price of the common shares on the NYSE is less than $10.83, the Corporation must make a payment equal to the lesser of $9.0 million or the value of 6,000,000 of its common shares at such date. The $9.0 million payment may be reduced under certain circumstances. At the option of the Corporation, this payment may be made in common shares, subject to regulatory approval. To the extent that shares or cash is paid, it will be recorded as a charge to retained earnings. The Corporation has no indication that the 20-day weighted average share price will trade below the measurement price. Certain officers of the Corporation, including the Chairman and the Chief Executive Officer, and the former Chairman, President and Chief Executive Officer, were investors in the Partnership.

MOORE WALLACE INCORPORATED
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003
AS COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2002

LIQUIDITY AND CAPITAL RESOURCES (continued)

In February 2002, the Corporation announced a program to repurchase up to $50.0 million of its common shares. The program allows for shares to be purchased on the NYSE from time to time depending upon market conditions, market price of the common shares and the assessment of the cash flow needs by the Corporation’s management. Since the inception of the program, the Corporation has repurchased $14.1 million of its common shares (no shares were repurchased during the nine months ended September 30, 2003). The New Facility and Senior Notes related to the Acquisition do not prohibit the Corporation from continuing the repurchase program.

Net cash provided by operating activities was $114.0 million for the nine months ended September 30, 2003, compared to net cash provided of $90.2 million for the same period last year. The change was due to better operating results offset by net changes in working capital.

Net cash used by investing activities for the nine months ended September 30, 2003 was $879.4 million, primarily related to the Acquisition (see Note 3), versus $83.5 million used in 2002, of which $57.2 million relates to the acquisition of Nielsen.

Net cash provided by financing activities for the nine months ended September 30, 2003 was $693.7 million compared to $49.2 million for the same period in 2002. The increase relates to the net increase in long-term debt resulting from the Aquisition.

As of September 30, 2003, the aggregate amount of outstanding forward foreign currency contracts was $16.0 million. Unrealized gains and losses from these foreign currency contracts were not significant at September 30, 2003. The Corporation does not use derivative financial instruments for trading purposes.

During 2000, the Corporation amended the United States pension plan ( the “Plan”) to cease all benefit accruals and announced its intention to terminate and wind-up the Plan. In April 2001, the Plan was further amended to terminate effective June 2001. Upon termination the Corporation sought a determination letter from the Internal Revenue Service (“IRS”) as to the Plan’s tax qualification status. The terms of the April 2001 Plan amendment made the receipt of the IRS determination letter a prerequisite to the wind-up of the Plan and the distribution of the Plan assets. The IRS has imposed a moratorium on issuing such determination letters. Due to the uncertainty regarding the receipt of the determination letter and the effect such uncertainty has on the Corporation’s ability to effectively manage the Plan’s assets, on October 15, 2003, the Board of Directors of the Corporation resolved to take the steps necessary to revoke the amendment terminating the Plan. The Plan, as restored, remains frozen and will continue with no further benefit accruals.

FORWARD-LOOKING STATEMENTS

We have made forward-looking statements in this quarterly report on Form 10-Q that are subject to risks and uncertainties. These statements are based on the beliefs and assumptions of the Corporation’s management. Generally, forward-looking statements include information concerning possible or assumed future actions, events or results of operations of the Corporation. Forward-looking statements may include, among other things, statements regarding:

•	management forecasts;

•	efficiencies, cost avoidance and cost savings;

•	income and margins;

•	earnings per share;

•	growth;

•	the economy;

•	future economic performance;

•	future acquisitions and dispositions;

•	litigation;

•	potential and contingent liabilities;

•	management’s plans;

•	business portfolios;

•	new and pending accounting standards;

•	taxes; and

•	merger and integration-related expenses.

MOORE WALLACE INCORPORATED
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS (continued)

These statements may include, or be proceeded or followed by, the words “may,” “will,” “should,” “potential,” “possible,” “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate,” “hope” or similar expressions. We claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 for all forward-looking statements.

Forward-looking statements are not guarantees of performance. You should understand that the following important factors, in addition to those “Risk Factors” set forth in documents we have filed with the Securities and Exchange Commission, could affect the future results of the Corporation, and could cause those results or other outcomes to differ materially from those expressed or implied in our forward-looking statements:

•	the effect of economic and political conditions on a regional, national or international basis;

•	the possibility of future terrorist activities or the possibility of an outbreak of hostilities in the Middle East or elsewhere;

•	the effect of inflation, changes in currency exchange rates and change in interest rates;

•	the effect of changes in laws and regulations, including changes in accounting standards, trade, tax, price controls and other regulatory matters;

•	the performance of the Corporation’s businesses following the acquisition of Wallace and the ability of the companies to integrate their operations successfully and achieve synergies;

•	the financial resources of, and products available to, the Corporation’s competitors;

•	competitive pressures in the commercial printing, forms and labels, electronic print management, business marketing, business communications, office supplies, imaging, digital printing and computer software industries;

•	the ability to secure and defend intellectual property rights and, when appropriate, license required technology;

•	customers’ budgetary constraints;

•	customer changes in short-range and long-range plans;

•	the ability to gain customer acceptance of the Corporation’s new products and technologies;

•	product performance and customer expectations;

•	performance issues with key suppliers;

•	changes in the availability or costs of key supplies (such as ink and paper);

•	the ability to generate cash flows or obtain financing to fund growth;

•	contingencies related to actual or alleged environmental contamination; and

•	adverse outcomes of pending or threatened litigation.

Because forward-looking statements are subject to assumptions and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. Shareholders are cautioned not to place undue reliance on such statements, which speak only as of the date of this document or the date of any document incorporated by reference.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See Liquidity and Capital Resources.

ITEM 4.  CONTROLS AND PROCEDURES

(a) Disclosure controls and procedures.

As required by new Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Corporation’s management carried out an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as of the end of the last fiscal quarter. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized

MOORE WALLACE INCORPORATED
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CONTROLS AND PROCEDURES (continued)

and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. We intend to continue to review and document our disclosure controls and procedures, including our internal controls and procedures for financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

(b) Changes in internal control over financial reporting.

There have not been any changes in the Corporation’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the Corporation’s last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

At September 30, 2003, certain lawsuits and other claims and assessments were pending against the Corporation. While the outcome of these matters is subject to future resolution, management’s evaluation and analysis of such matters indicate that, individually and in the aggregate, the probable ultimate resolution of such matters will not have a material effect on the Corporation’s consolidated financial statements.

The Corporation is subject to laws and regulations relating to the protection of the environment. The Corporation provides for expenses associated with environmental remediation obligations when such amounts are probable and can be reasonably estimated. Such accruals are adjusted as new information develops or circumstances change and are not discounted. While it is not possible to quantify with certainty the potential impact of actions regarding environmental matters, particularly remediation and other compliance efforts that the Corporation’s subsidiaries may undertake in the future, in the opinion of management, compliance with the present environmental protection laws, before taking into account estimated recoveries from third parties, will not have a material adverse effect upon the results of operations or consolidated financial condition of the Corporation.

The Corporation has been identified as a Potentially Responsible Party (“PRP”) at the Dover, New Hampshire Municipal Landfill, a United States Environmental Protection Agency Superfund Site. The Corporation has been participating with a group of approximately 26 other PRP’s to fund the study of and implement remedial activities at the site. Remediation at the site has been ongoing and is anticipated to continue for at least several years. The total cost of the remedial activity was estimated to be approximately $26.0 million. The Corporation’s share is not expected to exceed $1.5 million. The Corporation believes that its reserves are sufficient based on the present facts and recent tests performed at this site.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS.

None.

MOORE WALLACE INCORPORATED
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

PART II — OTHER INFORMATION (continued)

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

31. Rule 13a — 14a/15d — 14a Certifications
32. Section 1350 Certifications

(b) Reports on Form 8-K

On July 23, 2003, the Corporation filed a Current Report on Form 8-K, dated July 23, 2003, announcing its financial results for the quarter ended June 30, 2003.

On July 29, 2003, the Corporation filed a Current Report on Form 8-K/A, dated May 15, 2003 to amend the 8-K filed on May 15, 2003 announcing the Acquisition to include the financial statements and pro forma financial information related to the Merger.

On September 26, 2003, the Corporation filed a Current Report on Form 8-K, dated September 25, 2003, to provide historical unaudited interim financial statements of Wallace for the nine months ended April 30, 2003.

On September 26, 2003, the Corporation filed a Current Report on Form 8-K, dated September 25, 2003, to restate the Corporation’s Management Discussion and Analysis included in its 2002 Annual Report.

On September 29, 2003, the Corporation filed a Current Report on Form 8-K, dated September 29, 2003, to file (i.) the historical consolidated financial statements of Moore Corporation Limited as at December 31, 2002 and 2001 and for the years ended December 31, 2002, 2001 and 2000 and (ii..) the interim consolidated financial statements of the Corporation as at June 30, 2003 and for the three and six months ended June 30, 2003 and 2002 were provided.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Corporation has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MOORE WALLACE INCORPORATED

Date: November 10, 2003	by:	/s/ Mark S. Hiltwein

Mark S. Hiltwein
Executive Vice President, Chief Financial Officer

	by:	/s/ Richard T. Sansone

Richard T. Sansone
Senior Vice President and Controller
(Chief Accounting Officer)