Form 10-K
period 2003-12-31
MOORE WALLACE INC
filed 2004-03-01
CIK 67931

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003.

Commission file number 1-8014.

MOORE WALLACE INCORPORATED

(Exact name of registrant as specified in its charter)

CANADA	98-0154502
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6100 Vipond Drive MISSISSAUGA, ONTARIO, CANADA	L5T 2X1
(Address of principal executive offices)	(Zip Code)

REGISTRANT’S TELEPHONE NUMBER, INCLUDING AREA CODE: (905) 362-3100

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

TITLE OF EACH CLASS

Common Shares

NAME OF EACH EXCHANGE ON WHICH REGISTERED:

New York Stock Exchange

The Toronto Stock Exchange

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒  YES  ☐  NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge in definitive proxy or information statements incorporated by reference, in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).  ☒  YES  ☐  NO

The aggregate market value of the voting common shares without par value held by non-affiliates of the registrant as computed by reference to the closing price on the New York Stock Exchange on June 30, 2003 was $2,319,187,110.

The number of common shares outstanding as of February 25, 2004 was 162,014,775.

DOCUMENTS INCORPORATED BY REFERENCE: None

MOORE WALLACE INCORPORATED

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2003

MOORE WALLACE INCORPORATED

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2003

INTRODUCTORY STATEMENT

On November 8, 2003, Moore Wallace Incorporated (the “Corporation”) entered into a combination agreement with R.R. Donnelley & Sons Company (“RR Donnelley”) under which each common share of the Corporation will be exchanged for 0.63 of a share of common stock of RR Donnelley (the “Combination”). On February 23, 2004, the shareholders of each corporation approved the Combination and, on February 25, 2004, the Ontario Superior Court of Justice issued a final order approving the Combination. This Annual Report on Form 10-K was prepared and signed prior to the consummation of the Combination, which occurred on February 27, 2004, and is being filed after the consummation of the Combination.

The impact of the Combination is not reflected in the results of the Corporation, except for $3.2 million in direct acquisition expenses that were recognized in the Corporate segment in the fourth quarter of 2003. The preliminary strategy for the new organization is focused on establishing improved returns, lower costs and increased profitability, increased financial strength and enhanced revenue opportunities. While the detailed plan to execute this strategy has not yet been finalized, management believes that the Combination will impact operating segment results in future periods through cross-selling initiatives, expanded production platforms, reduced overhead costs and increased purchasing power. Where possible, the expected impact of the Combination, including the preliminary strategies to execute the Corporation’s business plan, is referenced in the discussions to follow.

CAUTIONARY STATEMENT

We have made forward-looking statements in this Annual Report on Form 10-K that are subject to risks and uncertainties. These statements are based on the beliefs and assumptions of our management. Generally, forward-looking statements include information concerning possible or assumed future actions, events or results of operations of Moore Wallace or its pending combination with RR Donnelley. Forward-looking statements include, among other things, statements in this document, and in documents that may be incorporated by reference into this document, regarding:

•	management forecasts;

•	efficiencies, cost avoidance, synergies and cost savings;

•	sales;

•	income and margins;

•	earnings per share;

•	growth;

•	economies of scale;

•	combined operations;

•	the economy;

•	future economic performance;

•	the credit rating of existing Moore Wallace debt;

•	future acquisitions and dispositions;

•	litigation;

•	potential and contingent liabilities;

•	management’s plans;

•	business portfolios;

•	new and pending accounting standards;

•	taxes; and

•	transaction and integration-related expenses.

These statements may include, or be preceded or followed by, the words “may,” “will,” “should,” “potential,” “possible,” “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate,” “hope” or similar expressions. We claim the protection of the Safe Harbor for Forward-Looking Statements contained in the Private Securities Litigation Reform Act of 1995 for all forward-looking statements.

Forward-looking statements are not guarantees of performance. You should understand that the following important factors, in addition to those discussed elsewhere in this Form 10-K, could affect the future results of the Corporation and its Combination with RR Donnelley after the completion of the combination transaction with RR Donnelley and could cause those results or other outcomes to differ materially from those expressed or implied in our forward-looking statements:

•	the ability to implement comprehensive plans for the execution of cross-selling, cost containment, asset rationalization and other key strategies;

•	the ability to divest non-core businesses;

MOORE WALLACE INCORPORATED

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2003

CAUTIONARY STATEMENT (continued)

•	successful negotiation, execution and integration of acquisitions;

•	future growth rates in our core businesses;

•	competitive pressures in the commercial, forms and labels, electronic print management, business marketing, business communications, office supplies and digital printing industries;

•	the rate of migration from paper-based forms to digital formats;

•	the financial resources of, and products available to, our competitors;

•	customers’ budgetary constraints;

•	customers’ changes in short-range and long-range plans;

•	the ability to gain customer acceptance of our new products and technologies;

•	the ability to secure and defend intellectual property rights and, when appropriate, license required technology;

•	product performance and customer expectations;

•	performance issues with key suppliers;

•	changes in the availability or costs of key materials (such as ink and paper);

•	the ability to generate cash flow or obtain financing to fund growth;

•	the effect of inflation, changes in currency exchange rates and changes in interest rates;

•	the effect of changes in laws and regulations, including changes in accounting standards, trade, tax, price controls and other regulatory matters and the cost of complying with these laws and regulations;

•	contingencies related to actual or alleged environmental contamination;

•	the retention of existing, and continued attraction of additional, customers and key employees;

•	the effect of a material breach of security of any of our systems;

•	the effect of economic and political conditions on a regional, national or international basis;

•	the possibility of future terrorist activities or the possibility of a future escalation of hostilities in the Middle East or elsewhere;

•	adverse outcomes of litigation;

•	our ability to integrate our operations successfully with RR Donnelley;

•	the timing of the integration with RR Donnelley to achieve enhanced earnings or effect cost savings; and

•	other risks and uncertainties detailed from time to time in our filings with United States and Canadian securities authorities.

Because forward-looking statements are subject to assumptions and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. You are cautioned not to place undue reliance on such statements, which speak only as of the date of this document or the date of any document which may be incorporated by reference into this document.

Except to the extent required by applicable law or regulation, we do not undertake and we hereby disclaim any obligation to release any revisions to such forward-looking statements to reflect events or circumstances after the date of this document or to reflect the occurrence of unanticipated events.

MOORE WALLACE INCORPORATED

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2003

UNLESS OTHERWISE INDICATED, ALL DOLLAR AMOUNTS IN THIS ANNUAL REPORT ON FORM 10-K ARE EXPRESSED IN UNITED STATES CURRENCY AND ALL REFERENCES TO “MOORE WALLACE” OR THE “CORPORATION” IN THIS ANNUAL REPORT ON FORM 10-K REFER TO MOORE WALLACE INCORPORATED AND ITS SUBSIDIARIES.

PART I.

ITEM 1.	BUSINESS

A) GENERAL DEVELOPMENT OF BUSINESS

Moore Wallace Incorporated, a corporation continued under the Canada Business Corporations Act, was established in 1882. The Corporation is a leading single-source provider of print management and outsourced communications, delivering one of the widest arrays of products and services. Moore Wallace’s broad platform of integrated print solutions, combined with the ability to manage a customer’s print logistics and supply chain, work together to increase efficiencies and reduce costs. We offer our products and services principally in the United States and Canada, but we also have operations in Latin America, primarily in Mexico and Brazil, and in Europe.

Our business is organized into three segments: Forms and Labels, Outsourcing, and Commercial.

•	Our Forms and Labels segment designs, manufactures and delivers a wide range of paper-based and electronic business forms and labels and print-related services, including print distribution, print-on-demand, warehousing, kitting, and fulfillment services.

•	Our Outsourcing segment provides high-quality, high-volume, customized, variably-imaged business communications, including account statements, consumer invoices, insurance policies, enrollment kits, transaction confirmations and database services, primarily for financial services, telecommunications, insurance, and healthcare companies.

•	Our Commercial segment serves the printing, direct marketing, delivery, and warehouse management requirements of a highly diversified, international customer base. From an integrated, highly flexible network of fully equipped commercial printing facilities, the segment produces high-quality, multi-color personalized business communications, including annual reports, image and marketing brochures, catalogs and marketing inserts, pharmaceutical inserts, and other marketing, retail point-of-sale and promotional materials, and technical publications. The segment also provides products and digital services for customers that produce data-intensive publications, such as individualized directories. In addition, the segment creates, manages and produces highly targeted, personalized strategic direct mail programs designed to achieve optimal response rates.

In 2003, Moore Wallace recorded net sales of $2,872.8 million and had approximately 17,100 employees worldwide. Moore Wallace has its registered office at 6100 Vipond Drive, Mississauga, Ontario, Canada L5T 2X1, and its executive offices are located at 375 Park Avenue, New York, New York 10152. The Moore Wallace internet address is www.moorewallace.com. You may view our filings with the United States and Canadian securities regulatory authorities, including our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments thereto, as well as other regulatory filings, free of charge through our website located at www.moorewallace.com. The Corporation’s United States regulatory filings are also available at www.sec.gov, and our Canadian regulatory filings are also available at www.sedar.com.

In late 2000, a new executive management team, with extensive operating, printing industry and financial experience and expertise and the proven ability to turn around distressed organizations, assumed leadership of the Corporation. Their primary objective was to implement a new business strategy that would return the Corporation to profitability and increase revenues. The key elements of this strategy were to:

•	focus on quality and accountability;

•	aggressively reduce costs;

•	divest non-core assets;

•	partner with suppliers to reduce costs;

•	leverage cross-selling capabilities; and

•	make strategic acquisitions.

MOORE WALLACE INCORPORATED

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2003

A) GENERAL DEVELOPMENT OF BUSINESS (continued)

Over the next two years, the Corporation successfully executed this strategy by realigning employee compensation and performance incentives with shareholder objectives, applying rigorous financial discipline around capital expenditures and corporate spending, divesting assets and operations that no longer met strategic goals or performance targets, consolidating purchasing with a few key suppliers to improve pricing and payment terms, launching a “one-stop shopping” strategy to targeted corporate accounts, and pursuing acquisitions that expanded our product and service offerings or achieved operating efficiencies.

On May 15, 2003, we acquired Wallace Computer Services, Inc. (“Wallace”), which further enhanced our competitive position in the printing industry and established the Corporation as a leading provider of integrated print management solutions. The acquisition also provided further opportunity to improve overall profitability, achieve significant cost synergies, leverage complementary products and services, and augment cross-selling opportunities across a more diverse platform.

Since the merger with Wallace, we have identified—and in large part, recognized—the additional cost savings and other benefits of this strategy through reductions in workforce and elimination of duplicative administrative and infrastructure costs, rationalization of manufacturing plants and equipment, manufacturing process efficiencies, procurement savings, and continued rigorous financial discipline. Other strategic acquisitions since December 2000 include the addition of Document Management Services, The Nielsen Company and Payment Processing Solutions, Inc.

In November 2003, we announced that we had entered into a definitive agreement to combine with RR Donnelley. The transaction brings together two industry leaders with highly complementary products and services to create the world’s premier full-service global provider and the largest printing company in North America. The preliminary strategy of the combined company will be to create shareholder value through:

•	improved returns, lower costs and increased profitability;

•	increased financial strength; and

•	enhanced revenue opportunities.

The combined company will retain the RR Donnelley name and the Corporation will cease to exist as a separate publicly traded entity, although the Moore and Wallace names will continue to be used as tradenames for marketing products.

B) FINANCIAL INFORMATION ABOUT SEGMENTS

The Corporation operates in the printing industry with three distinct operating segments based on the way management regularly assesses information for decision-making purposes. The three segments are Forms and Labels, Outsourcing and Commercial. These segments market print and print related products and services to a geographically diverse customer base. Management has aggregated divisions within the reportable segments due to strong similarities in the economic characteristics, nature of products and services, production processes, class of customer and distribution methods used.

Wallace historically reported in two operating segments, Forms and Labels and Integrated Graphics. The principal products within the Forms and Labels segment included paper-based forms, electronic data processing and packaging labels and a standard line of office products. The principal products within the Integrated Graphics segment included commercial print and direct mail. After the Acquisition, the Corporation classified the Wallace Forms and Labels operations within the Forms and Labels segment and the Integrated Graphics operations within the Commercial segment. The segment information in the table below includes Wallace from the acquisition date.

As a result of acquiring the remaining interest in Quality Color Press, Inc. in May 2002 (see Note 3 to the financial statements), management has reclassified this business from the Commercial segment to the Forms and Labels segment in order to reflect the business synergies and integration plans. Certain other minor operations were transferred from the Outsourcing segment to the Forms and Labels segment.

MOORE WALLACE INCORPORATED

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2003

B) FINANCIAL INFORMATION ABOUT SEGMENTS (continued)

OPERATING SEGMENTS

Years ended December 31,

Expressed in thousands of U.S. Dollars

	Forms and Labels	Outsourcing	Commercial	Corporate	Consolidated
2003

Total revenue	$1,554,322	$342,318	$1,039,575	$—	$2,936,215
Intersegment revenue	(19,847)	(107)	(43,465)	—	(63,419)

Sale to customers outside the enterprise	1,534,475	342,211	996,110	—	2,872,796

Income (loss) from operations	161,990	72,209	83,057	(137,356)	179,900

Total assets	1,293,302	261,116	1,169,650	495,940	3,220,008

Capital asset depreciation and amortization	50,742	13,920	28,017	33,067	125,746

Capital expenditures	12,978	25,650	18,565	8,202	65,395

2002 (Reclassified)

Total revenue	$1,135,846	$309,766	$606,917	$—	$2,052,529
Intersegment revenue	(3,636)	(30)	(10,824)	—	(14,490)

Sale to customers outside the enterprise	1,132,210	309,736	596,093	—	2,038,039

Income (loss) from operations	133,968	60,142	50,562	(142,149)	102,523

Total assets	583,723	112,451	324,533	419,052	1,439,759

Capital asset depreciation and amortization	34,341	14,661	14,966	22,778	86,746

Capital expenditures	4,476	4,359	7,270	15,840	31,945

2001 (Reclassified)

Total revenue	$1,205,414	$331,378	$636,343	$—	$2,173,135
Intersegment revenue	(2,424)	(420)	(15,717)	—	(18,561)

Sale to customers outside the enterprise	1,202,990	330,958	620,626	—	2,154,574

Income (loss) from operations	45,361	47,592	(90,904)	(344,373)	(342,324)

Total assets	647,385	115,036	261,486	313,079	1,336,986

Capital asset depreciation and amortization	67,163	19,061	107,814	45,034	239,072

Capital expenditures	15,461	15,987	10,376	3,578	45,402

MOORE WALLACE INCORPORATED

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2003

C) NARRATIVE DESCRIPTION OF BUSINESS

On May 15, 2003, the Corporation acquired all of the outstanding shares of Wallace Computer Services, Inc. (“Wallace”), a leading provider of printed products and print management services. Wallace historically reported in two operating segments, Forms and Labels and Integrated Graphics. The principal products within the Forms and Labels segment included paper-based forms, electronic data processing and packaging labels and a standard line of office products. The principal products within the Integrated Graphics segment included commercial print and direct mail. After the Acquisition, the Corporation classified the Wallace Forms and Labels operations within the Forms and Labels segment and the Integrated Graphics operations within the Commercial segment. The segment information in the table below includes Wallace from the acquisition date.

FORMS AND LABELS

Overview

Our Forms and Labels segment composes, manufactures, warehouses and delivers a wide range of printed and electronic communications and print related services, including print fulfillment, print-on-demand, warehousing, kitting and fulfillment services. This segment is comprised of four products: Forms, Labels, Supplies and Print Fulfillment. This segment had $1,534.5 million, or 53%, of consolidated net sales in 2003 (2002 - 56%; 2001 - 56%). We seek to be a single-source supplier of a customized, “one-stop shopping” solution for our customers’ print and digital communication needs through a multi-site, state-of-the-art print distribution and warehousing network. Our Forms and Labels segment has historically accounted for the largest portion of our net sales.

We offer a range of value-added services, which include warehousing and distribution capabilities, print management services and fulfillment and kitting services, in which we assemble various print and non-print items in a customized package for delivery to our customers, or directly to consumers. The importance of fulfillment and distribution capabilities in the U.S. market has increased significantly in recent years as customers have sought printing services companies, such as Moore Wallace, that have broad geographical coverage and sufficient manufacturing capacity to satisfy customers’ requirements on short notice.

Products and Services

Many of the products and services that we offer in this segment have evolved to reflect the efficiency of the internet as a means of business-to-business communication. For example, we provide our customers with print-enabling solutions, including e-procurement, inventory management, personalized printing (such as business cards and stationery products), variable imaging and integrated print fulfillment services. Our proprietary digital content management system allows us to manage our customers’ electronic data in a fully integrated and secure digital repository. We have coupled our ability to manage our customers’ data with a capability to customize the “front-end” applications viewed by consumers to provide a readily accessible platform for automated document production. Using this approach, we are able to deliver to our customers a high quality product at a low cost. Specifically, our products include:

Forms

We are recognized as a leading manufacturer of forms and forms-related products. The forms business produces pressure seal forms, tax forms, custom continuous forms, Speediset(R) multi-part forms, and dual purpose bond and custom printed laser cut sheets. In 2003, forms in the United States, Canada, Mexico and Latin America comprised approximately 48% of total net sales for this segment.

Labels

We are a leading provider of thermal and cut sheet labels. Cut sheet labels are a combination of a liner, glue and paper and are die cut in a variety of ways. Cut sheet labels are fed through a laser printer and come in paper and film. Our thermal label business is focused on servicing the inventory tracking, shipping/receiving and other industries that use bar code information. In 2003, labels comprised approximately 18% of total net sales for this segment.

Supplies

We also offer our customer base such products as business cards, envelopes, stationery and computer paper that we do not manufacture. In 2003, supplies comprised approximately 18% of total net sales for this segment.

MOORE WALLACE INCORPORATED

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2003

C) NARRATIVE DESCRIPTION OF BUSINESS (continued)

Print Fulfillment

Our print fulfillment services business offers a value added business solution that incorporates technology, re-engineering and outsourcing to address key supply chain issues and emerging business trends. One component of this business is the storage and distribution of products, such as documents, brochures, binders, CDs and related items. We assemble these items into a single custom kit which is then shipped to a customer or stored for future distribution. Examples of kit packaging include health maintenance organization or financial enrollment kits, new employee kits, training courses and sales kits. We also produce digital documents that may be printed “on demand” by the customer at the times and in the quantities that it deems appropriate from time to time. In 2003, print fulfillment comprised approximately 16% of total net sales for this segment.

Customers

Our customer base in this segment is highly diversified. No customer accounted for more than 5% of our net sales in this segment for 2003. Approximately 1,040 salespersons service this segment, with a view to cross-selling our full array of products and services. While we continue to focus our sales efforts on key Fortune 500 companies, we believe that middle market companies are an underserved market. We have increased our sales efforts to this market, where we believe we can achieve significant increases in net sales.

Contracts in this segment tend to be longer-term, generally of three to five years in duration. Most of these contracts have fixed pricing schedules subject to adjustment based on an index published in Pulp and Paper Weekly, an independent publication serving the printing industry, and the consumer price index in the case of contracts solely for production of forms; specified sub-indices of the producer price index (in the U.S. and Canada) in the case of contracts for label production; or the consumer price index (in the U.S. and Canada) in the case of print fulfillment contracts and print management services. Our contracts typically do not provide for volume discounts and are generally subject to minimum order quantities. The typical sales cycle is approximately 30 days in the case of orders for forms or labels, and four to six months in the case of print fulfillment and print management contracts. Most of our contracts in this segment are terminable at will, by us or our customers, upon specified notice.

Facilities

We own 27 significant locations (i.e., more than 35,000 square feet in size) that are used in our Forms and Labels segment in the United States, five in Canada, four in Brazil, two in Mexico, and one in each of Venezuela, El Salvador and Costa Rica. We also lease 11 material locations in the United States and five in Canada, as well as one in El Salvador. Most of these locations include both production and warehousing facilities.

OUTSOURCING

Overview

Our Outsourcing segment includes principally the operations of Moore Business Communications Services (BCS), which provides high quality, customized, variably-imaged customer communications, primarily for financial services, telecommunications, insurance and healthcare companies in North America. BCS had $342.2 million of net sales or 12% of consolidated net sales in 2003 (2002 - 15%; 2001 - 15%). We believe that outsourcing will represent an increasing proportion of our consolidated net sales, as customers seek cost efficiencies through the elimination of in-house printing facilities. We continue to look to expand this segment through strategic acquisitions, such as our December 2003 acquisition of Payment Processing Solutions, Inc.

Products and Services

Our product and service offering in this segment permits our customers the ability to reach consumers using multiple communication methods, including print, mail, e-mail, facsimile, CD-ROM and internet-based and other wireless solutions. Examples of our products and services include daily securities transaction confirmations, periodic account statements, checks, consumer invoices, insurance policies, stored value cards such as prepaid telephone and gift cards, enrollment kits for financial services, insurance and health care companies, periodic mailings of privacy and similar notices and periodic tax reporting statements. In some cases, we acquire customer equipment and/or facilities in connection with a new customer contract.

MOORE WALLACE INCORPORATED

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2003

C) NARRATIVE DESCRIPTION OF BUSINESS (continued)

Customers

As in the case of our other operating segments, our Outsourcing customers are highly diversified, with no customer accounting for more than 5% of our net sales in this segment for 2003 other than one customer, which accounted for approximately 15% of net sales in 2003. Outsourcing relationships involve a high degree of coordination with our customers and this segment is supported by industry-focused project managers, programmers, customer service and sales professionals who manage customer projects from inception to completion. Through this total management approach, we seek to provide our customers with significant flexibility, enabling them to modify their requirements as rapidly as consumer preferences or market demands may dictate.

Customer contracts in this segment are typically longer-term, generally of three to five years in duration. These contracts generally have one-year automatic renewal provisions and permit termination for cause, subject to an obligation to provide the customer with transition support services. Most of these contracts contain fixed pricing schedules subject to adjustment based on the U.S. producer price index and the Statistics Canada Industrial Product Price, Pulp and Paper Index, or fixed volume of products and services purchased. Because our services in this segment are highly tailored to customer requirements, the sales cycle tends to be significant, generally ranging up to nine months. Our sales force of approximately 60 people is engaged both in marketing our services and providing ongoing relationship management and coordination with our print professionals.

Facilities

BCS has ten significant production facilities in the United States. These facilities are strategically located to provide geographic production and distribution access for our customers. Of these ten facilities, seven are owned and three are leased.

COMMERCIAL

Overview

Our Commercial segment serves the printing, direct marketing, delivery and warehouse management requirements of a highly diversified, international customer base. This segment had $996.1 million of net sales or, 35% of consolidated net sales, in 2003 (2002 - 29%; 2001 - 29%). We plan to expand our Commercial segment through internal growth as well as through opportunistic acquisitions, such as our January 2002 acquisition of The Nielsen Company. This acquisition allowed us to expand our product line to include high quality, multi-color annual reports and a wide variety of marketing materials. Nielsen’s commercial print capabilities have also enabled us to attract customers who want a single source for all their printing needs.

Products and Services

Our product and service offering in this segment typically involves highly customized, variably-imaged print communications. Examples of these print products include glossy annual reports, corporate image and product brochures, catalogs and marketing inserts, as well as pharmaceutical inserts and other marketing, retail point-of-sale and promotional materials and technical publications.

Our Commercial segment includes Moore Wallace Response Marketing Services (“RMS”). RMS’s business involves highly customized direct mail communications as a significant component. We believe that direct mail marketing services will constitute an increasing proportion of the marketing expenditures of our customers as they seek to maximize the impact of their marketing efforts. Using proprietary imaging technology and data provided by our customers, RMS is able to create personalized direct mail offers designed to achieve a higher response rate from targeted consumer segments. These offers may take the form, for example, of product advertisements printed directly on a consumer’s invoice that reflect that consumer’s historical purchasing profile. We assist our customers in designing these communications. We are able to produce more than a billion pieces of secure, personalized direct mail communications annually.

Through our Publications and Directory group, we also provide print products and digital services for customers who produce data-intensive publications such as business-to-business catalogs, parts and price lists, telephone directories and professional, reference and trade books.

MOORE WALLACE INCORPORATED

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2003

C) NARRATIVE DESCRIPTION OF BUSINESS (continued)

Customers

Our customer base in this segment is highly diversified with no customer accounting for more than 5% of our net sales in this segment for 2003. Due to the project-oriented nature of this business, our customer base may vary significantly from year to year and depend on the number, size and complexity of a customer’s projects in a given period, as well as the customer’s overall printing and marketing budgets. Our customer relationships tend to be highly service-oriented, with a focus on the production and timely delivery of a high quality product. Because these services require a high degree of interaction with our customers, our sales force of approximately 285 people not only solicits business, but, along with approximately 185 sales support employees, coordinates ongoing execution of each customer order.

Customer contracts in this segment are typically entered into on a project-by-project basis, although we are seeking to enter into master contracts with customers who regularly engage our services. These master contracts typically prescribe all of the terms, including price that will govern any particular printing project, without any volume commitments.

Facilities

We own 18 significant locations that are used by our Commercial segment in the United States and one in Belgium. We also lease 12 material locations in the United States and one in France. All of these locations include both production and warehousing facilities.

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

While we generally pass on increases and decreases in the cost of paper and ink to our customers, these adjustments take place only at certain times during the year and are subject to certain limitations. We have reduced the number of our paper and ink suppliers in order to leverage our purchasing power and have negotiated long-term supply contracts that we believe provide favorable price, terms, quality and service.

We have not experienced any difficulties in obtaining supplies of any raw material in any recent period and we believe that our long-term supply contracts for paper and strong relationships with our paper suppliers will enable us to receive adequate supplies in the event of tight markets; however, there can be no assurance that we will not be adversely affected by a tight paper market.

INTELLECTUAL PROPERTY

Moore Wallace is the holder of a significant number of patents in the United States and throughout the world as well as a large number of patent applications in process. In the Forms and Labels segment, we believe that our pressure seal-related patents, linerless label-related patents and our radio frequency identification-related patents are material to the segment. We also believe that our XLO and Midax variable imaging-related patents are material to our Outsourcing segment as well as to the direct mail business of the Commercial segment. The duration of these patents range from between 17 and 20 years. Other than as set forth below, there are no material patents that will expire within the next five years.

MOORE WALLACE INCORPORATED

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2003

C) NARRATIVE DESCRIPTION OF BUSINESS (continued)

We are the exclusive licensee of U.S. patent No. 4,918,128 relating to TN-124 and TN124F pressure seal cohesive, which is material to our pressure seal business. This patent expires in 2008. We developed, and in 2002 received a patent for, a new and improved formulation of pressure seal cohesive that we believe will offset any adverse impact that may result from the expiration of the `128 patent.

Moore Wallace also has a large number of trademarks in the United States and throughout the world. The “Moore Wallace(R)” and Moore Wallace Logo(R) trademarks are material to each of our operating segments.

BACKLOG

At December 31, 2003, the backlog of firm customer orders to be handled in the next 120 days was approximately $120.0 million. The backlog was approximately $100.0 million at December 31, 2002.

EMPLOYEES

At December 31, 2003, Moore Wallace employed approximately 17,100 employees. Of these, approximately 1,700 are covered by collective bargaining agreements with eleven unions (four in Canada, one in Mexico, one in Venezuela, one in Barbados and four in Brazil). These agreements expire on various dates between 2004 and 2007. There have been no significant interruptions or curtailments of our operations in recent years due to labor disputes.

ENVIRONMENTAL REGULATIONS

Moore Wallace is subject to laws and regulations relating to the protection of the environment. We accrue for expenses associated with the environmental remediation obligations when such amounts are probable and can be reasonably estimated. Such accruals are adjusted as new information develops or circumstances change and are not discounted. While it is not possible to quantify with certainty the potential impact of actions regarding environmental matters, particularly remediation and other compliance efforts that our subsidiaries may undertake in the future, in the opinion of management, compliance with present environmental protection laws, before taking into account estimated recoveries from third parties, will not have a material adverse effect upon our consolidated results of operations or financial condition. See also, “Legal Proceedings” below.

D.) FINANCIAL INFORMATION ABOUT GEOGRAPHIC AREAS

Years ended December 31,

Expressed in thousands of U.S. Dollars

	CANADA	UNITED STATES	OTHER	CONSOLIDATED
2003
Sales to customers outside the enterprise	$214,613	$2,417,370	$240,813	$2,872,796
Capital assets, goodwill and intangibles	58,416	1,617,708	54,961	1,731,085

2002
Sales to customers outside the enterprise	$208,192	$1,607,418	$222,429	$2,038,039
Capital assets, goodwill and intangibles	51,491	369,544	36,583	457,618

2001
Sales to customers outside the enterprise	$199,628	$1,689,954	$264,992	$2,154,574
Capital assets, goodwill and intangibles	39,091	356,675	43,931	439,697

MOORE WALLACE INCORPORATED

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2003

ITEM 2.	PROPERTIES

At December 31, 2003, the Corporation owned or leased facilities for manufacturing, distribution and sales offices in 46 states and 21 foreign countries. Management believes that the Corporation’s facilities are suitable and adequate for its business. Management continually evaluates the Corporation’s facilities to ensure they are consistent with the Corporation’s needs and business strategy. Certain of these facilities listed below are shared between operating segments, but have been presented within the segment which predominately utilizes the facility.

MOORE WALLACE INCORPORATED

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2003

ITEM 2.	PROPERTIES (continued)

A summary of significant locations (over 35,000 square feet) that are owned by the Corporation and its subsidiaries is set forth below:

Forms and Labels	Outsourcing	Commercial	Corporate
Blumenau, Brazil	Jacksonville, Florida	Erembodegem, Belgium	Lisle, Illinois

Gravatai, Brazil	Mundelein, Illinois	Manchester, Connecticut	Niagara Falls, New York

Osasco, Brazil	St. Charles, Illinois	Atlanta, Georgia

Santa Rita, Brazil	Thurmont, Maryland	Chamblee, Georgia

Winnipeg, Manitoba	Winston-Salem, North Carolina	Clinton, Illinois

Fergus, Ontario	Nashville, Tennessee	Bedford, Massachusetts

Oshawa, Ontario	Logan, Utah	Eden Prairie, Minnesota

Trenton, Ontario		Dover, New Hampshire

Cowansville, Quebec		Albany, New York

San Jose, Costa Rica		Grand Island, New York

San Salvador, El Salvador		Tonawanda, New York

Tlalnepantla, Mexico *		Charlotte, North Carolina

Maracay, Venezuela		Philadelphia, Pennsylvania

Brea, California		Pittsburgh, Pennsylvania

San Luis Obispo, California		Columbia, South Carolina

Temecula, California		Dallas, Texas

Visalia, California		Houston, Texas

Metter, Georgia		DePere, Wisconsin

Jerome, Idaho		Green Bay, Wisconsin

Carol Stream, Illinois

St. Charles, Illinois

Angola, Indiana

Iowa City, Iowa

Osage, Iowa*

Elkridge, Maryland

Manchester, New Hampshire

Wilson, North Carolina

Streetsboro, Ohio

Portland, Oregon

Lewisburg, Pennsylvania

Quakertown, Pennsylvania

Greenwood, South Carolina

Covington, Tennessee

Brenham, Texas

Marlin, Texas

Nacogdoches, Texas

Manchester, Vermont

Luray, Virginia

Monroe, Wisconsin

*	There are two facilities in this location.

MOORE WALLACE INCORPORATED

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2003

ITEM 2.	PROPERTIES (continued)

A summary of significant locations (over 35,000 square feet) that are leased by the Corporation and its subsidiaries are set forth below:

Forms and Labels	Outsourcing	Commercial	Corporate
Edmonton, Alberta	Windsor, Connecticut	Cosne, France	Stamford, Connecticut

Vancouver, British Columbia *	Thurmont, Maryland	LaPalma, California	Bannockburn, Illinois

Mississauga, Ontario	Logan, Utah	San Diego, California*	Libertyville, Illinois

St. Laurent, Quebec		Orlando, Florida	Lisle, Illinois

San Salvador, El Salvador		Elk Grove Village, Illinois

Ontario, California		Hillside, Illinois

Centennial, Colorado		Florence, Kentucky

Austell, Georgia		Columbia, Maryland

Lenexa, Kansas		Durham, North Carolina

Manchester, New Hampshire		Cincinnati, Ohio

Cranbury, New Jersey		Houston, Texas

Avon Lake, Ohio		Green Bay, Wisconsin

Grove City, Ohio

Perrysburg, Ohio

Breinigsville, Pennsylvania

Lewisville, Texas

*	There are two facilities in this location

MOORE WALLACE INCORPORATED

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2003

ITEM 3.	LEGAL PROCEEDINGS

In the normal course of business, Moore Wallace is involved in various lawsuits, claims and administrative proceedings. While the outcome of these matters is subject to future resolution, management’s evaluation and analysis of such matters indicates that, individually and in the aggregate, the probable ultimate resolution of such matters will not have a material effect on Moore Wallace’s consolidated financial condition and results of operations.

The Corporation has been identified as a Potentially Responsible Party (“PRP”) at the Dover, New Hampshire Municipal Landfill, a United States Environmental Protection Agency Superfund Site. The Corporation has been participating with a group of approximately 26 other PRPs to fund the study of and implement remedial activities at the site. Remediation at the site has been on-going and is anticipated to continue for at least several years. The total cost of the remedial activity was estimated to be approximately $26.0 million. The Corporation’s share is not expected to exceed $1.5 million. We believe our reserves are sufficient based on the present facts and recent tests performed at this site. We will continue to monitor this exposure.

On February 9, 2004, the Corporation announced that Mark Hiltwein, its Executive Vice President and Chief Financial Officer, had been suspended with pay. This suspension resulted from actions Mr. Hiltwein took in providing a misdated document to PricewaterhouseCoopers LLP (“PwC”) in connection with an investigation they were conducting. Early in January, PwC had been retained to conduct an investigation into allegations in an anonymous letter received by the Corporation in late December 2003 alleging misuse of acquisition-related restructuring charges, together with vague assertions of other accounting actions. When it was received, the anonymous letter was immediately forwarded to the Audit Committee of the Board of Directors for any action it deemed appropriate and was also forwarded to the United States Securities and Exchange Commission, the Ontario Securities Commission and the New York Stock Exchange. On February 12, 2004, the Corporation received a document subpoena from the United States Attorney’s Office for the District of Connecticut in connection with this matter. The Corporation is cooperating with these governmental authorities. On February 17, 2004, the Corporation announced that PwC completed its independent investigation into allegations of accounting misconduct made in the anonymous letter. PwC reported to the Corporation’s Audit Committee that PwC found no support for the allegations of misconduct contained in the anonymous letter. The PwC report made recommendations for improved documentation around restructuring charges, most importantly noting that there was no centrally documented plan for corporate restructuring activities. The Corporation intends to incorporate those recommendations into its practices. The delivery of the PwC report and the Audit Committee’s acceptance of that report concluded the investigation by the Audit Committee into the allegations made in the anonymous letter.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of the shareholders of the Corporation during the fourth quarter of 2003.

MOORE WALLACE INCORPORATED

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2003

PART II.

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF SECURITIES

There were 4,262 shareholders of record at December 31, 2003. As described above, in connection with the Combination, each of the Corporation’s common shares is being exchanged for 0.63 of a share of common stock of RR Donnelley.

The principal markets for the common shares are The Toronto Stock Exchange and the New York Stock Exchange.

The following table sets forth the high and low prices of the common shares of the Corporation on The Toronto Stock Exchange and the New York Stock Exchange.

	The Toronto Stock Exchange (Canadian dollars) Source: www.tse.com		New York Stock Exchange (U.S. dollars) Source: Bloomberg
	HIGH	LOW	HIGH	LOW
2003
4th quarter	$24.52	$16.50	$18.73	$13.28
3rd quarter	21.75	18.42	15.75	13.77
2nd quarter	20.37	14.51	14.99	9.95
1st quarter	19.00	14.10	12.45	9.10

2002
4th quarter	$18.25	$12.05	$11.72	$7.85
3rd quarter	19.18	13.65	12.34	8.70
2nd quarter	22.15	16.50	14.45	10.87
1st quarter	21.18	14.51	13.38	9.18

RECENT SALES OF UNREGISTERED SECURITIES

On December 31, 2003, the Corporation issued 1,580,213 unregistered common shares in connection with its acquisition of Payment Processing Solutions, Inc. No underwriters were involved and there were no underwriting discounts or commissions. The securities were issued in reliance upon the exemption from registration provided under Section 4(2) of the Securities Act based on the fact that the common shares were sold by the issuer in a transaction not involving a public offering.

On February 25, 2004, the Corporation issued 2,233,989 unregistered common shares also in connection with its acquisition of Payment Processing Solutions, Inc. No underwriters were involved and there were no underwriting discounts or commissions. The securities were issued in reliance upon the exemption from registration provided under Section 4(2) of the Securities Act based on the fact that the common shares were sold by the issuer in a transaction not involving a public offering.

See “Item 12. Security Ownership of Certain Beneficial Owners and Management-Securities Authorized for Issuance under Equity Compensation Plans” for a description of equity securities authorized for issuance under the Corporation’s compensation plans.

DIVIDENDS

In the first quarter of 2001, the Corporation paid a dividend of $0.05 per common share. On April 25, 2001, the Board of Directors decided to suspend future dividends.

MOORE WALLACE INCORPORATED

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2003

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF SECURITIES (continued)

CANADIAN CAPITAL IMPORT—EXPORT AND WITHHOLDING TAX REGULATIONS

There are no charter or contractual provisions expressly limiting either the amount of cash dividends which the Corporation may declare and pay on its common shares or the right of non-residents of Canada, as such, to hold or vote any of the common shares of the Corporation. There are, however, certain restraints on the holding of the Corporation’s voting equity securities. The Investment Canada Act (the “Act”) limits the number of common shares of the Corporation which may be acquired by a non-Canadian without approval under the Act. The effect of the Act is to prohibit the acquisition of control by a non-Canadian of certain Canadian businesses, such as the Corporation, unless such acquisition is found by the responsible Minister of the Government of Canada to be of net benefit to Canada.

Canadian federal tax legislation, in conjunction with applicable tax treaties, generally requires a 15% withholding from dividends paid to the Corporation’s shareholders resident in the United States, the United Kingdom and most western European countries. Similarly, depending upon applicable tax treaties, dividends paid to other non-residents of Canada are subject to a withholding tax at a maximum rate of 25%. Stock dividends paid to non-residents of Canada will be subject to withholding tax at the same rate as cash dividends. The amount of a stock dividend (for tax purposes) would generally be equal to the amount by which the stated capital of the Corporation has increased by reason of the payment of such dividend. The Corporation will furnish additional tax information to shareholders in the event of such dividend. Interest payable on the Corporation’s debt securities held by non-Canadian residents may also be subject to Canadian withholding tax, depending upon the terms and provisions of such securities and any applicable tax treaties. Under regulations presently in effect in the United States, the Corporation is generally not subject to United States backup withholding rules, which would require withholding at a rate of 31% on dividends and interest paid to certain United States persons who have not provided the Corporation with a taxpayer identification number.

MOORE WALLACE INCORPORATED

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2003

ITEM 6.	SELECTED FINANCIAL DATA

The following information summarizes certain selected consolidated financial data that should be read in conjunction with “Management’s Discussion and Analysis of Financial Results of Operations and Financial Condition” and our consolidated financial statements and related notes included elsewhere herein. Differences between Canadian and U.S. generally accepted accounting principles are disclosed in Note 24 to the Consolidated Financial Statements.

FIVE-YEAR SUMMARY

Years ended December 31,

Expressed in thousands of U.S. Dollars,

Except share and per share data

	2003	2002	2001	2000	1999
INCOME STATISTICS
Net sales	$2,872,796	$2,038,039	$2,154,574	$2,258,418	$2,425,116

Income (loss) from operations	179,900	102,523	(342,324)	(46,234)	141,681

Income tax expense (recovery)	(3,344)	2,472	(32,192)	(17,377)	35,286

Net earnings (loss)	114,176	73,258	(358,038)	(66,372)	92,599
Per common share—basic	$0.81	$0.66	$(4.21)	$(0.75)	$1.05
Per common share—diluted	$0.81	$0.64	$(4.21)	$(0.75)	$1.04

Dividends	—	—	4,423	17,594	17,692
Per common share	—	—	5.0 ¢	20.0 ¢	20.0	¢
Earnings retained in (losses and dividends funded by) the business	114,176	62,935	(380,155)	(83,966)	74,907

BALANCE SHEET AND OTHER STATISTICS
Current assets	$1,122,333	$660,131	$576,539	$690,888	$750,860
Current liabilities	819,088	568,546	588,842	468,247	622,464

Working capital	303,245	91,585	(12,303)	222,641	128,396

Property, plant and equipment—net	583,553	255,722	307,640	409,099	458,808

Long-term debt	899,038	187,463	111,062	272,465	201,686

Shareholders’ equity	1,024,159	382,496	321,250	624,685	672,674

Total assets	3,220,008	1,439,759	1,336,986	1,743,587	1,630,293

Average shares outstanding (in thousands)	140,854	111,556	88,648	88,457	88,457
Number of shareholders of record at year-end	4,262	3,818	4,194	4,455	5,074
Number of employees (rounded)	17,100	11,800	12,300	16,200	15,800

On January 1, 2002, the Corporation adopted the recommendations of CICA Handbook Section 3062, Goodwill and Other Intangible Assets. Under this standard, goodwill from acquisitions subsequent to July 1, 2001 is not amortized but is subject to an annual impairment test. Effective January 1, 2002, all goodwill ceased to be amortized and is subject to an annual impairment test.

Previously, goodwill from acquisitions prior to July 1, 2001 was amortized on a straight-line basis over its useful life, not to exceed 40 years, or was written down when a permanent impairment in value occurred.

The table below provides a reconciliation of the reported net loss for 2001 to the pro forma net loss, which excludes previously recorded goodwill amortization, on goodwill outstanding at December 31, 2001:

	2001
		Loss per share
	Loss	Basic	Diluted
Net loss available to common shareholders (as reported)	$(373,383)	$(4.21)	$(4.21)
Add back: Goodwill amortization—net of tax	2,265	0.03	0.03

Pro forma net loss	$(371,118)	$(4.18)	$(4.18)

MOORE WALLACE INCORPORATED

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2003

ITEM 6.	SELECTED FINANCIAL DATA (continued)

SELECTED FINANCIAL DATA REQUIRED AND ADJUSTED FOR U.S. GAAP

Years ended December 31,

Expressed in thousands of U.S. Dollars,

Except per share data

	2003	2002	2001
INCOME STATISTICS
Income (loss) from operations	$208,749	$127,667	$(166,337)
Income tax expense	7,894	9,198	49,822
Net earnings (loss)	131,755	83,778	(269,964)
Per common share—basic	$0.94	$0.75	$(3.05)
Per common share—diluted	$0.93	$0.74	$(3.05)

BALANCE SHEET STATISTICS
Current assets	$1,122,333	$656,947	$576,539
Current liabilities	826,392	565,620	587,541

Working capital	295,941	91,327	(11,002)

Shareholders’ equity	911,086	250,867	167,666

Total assets	3,177,377	1,337,470	1,291,719

MOORE WALLACE INCORPORATED

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2003

ITEM 6.	SELECTED FINANCIAL DATA (continued)

QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Expressed in thousands of U.S. Dollars,

Except per share data

	2003
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Net sales	$882,685	$828,895	$650,071	$511,145
Cost of sales	618,691	585,234	485,639	345,452
Income from operations	84,501	51,007	8,532	35,860

Net earnings	40,129	25,996	18,893	29,158
Per common share—basic	$0.25	$0.16	$0.14	$0.26
Per common share—diluted	$0.25	$0.16	$0.14	$0.26

Net earnings based on U.S. GAAP
(Note 24 to the financial statements)	44,434	30,297	23,570	33,454
Per common share—basic	$0.28	$0.19	$0.17	$0.30
Per common share—diluted	$0.28	$0.19	$0.17	$0.30

	2002
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Net sales	$521,980	$486,767	$499,791	$529,501
Cost of sales	353,335	333,900	341,764	361,008
Income from operations	29,431	28,581	22,651	21,860

Net earnings	28,021	17,498	15,246	12,493
Per common share—basic	$0.25	$0.16	$0.14	$0.11
Per common share—diluted	$0.24	$0.15	$0.13	$0.11

Net earnings based on U.S. GAAP
(Note 24 to the financial statements)	28,256	22,247	18,434	14,841
Per common share—basic	$0.25	$0.20	$0.17	$0.13
Per common share—diluted	$0.25	$0.20	$0.16	$0.13

MOORE WALLACE INCORPORATED

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2003

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

This section provides a review of the financial performance of Moore Wallace Incorporated (the “Corporation”), formerly Moore Corporation Limited (“Moore”), for the year ended December 31, 2003 compared to the year ended December 31, 2002 and for the year ended December 31, 2002 compared to the year ended December 31, 2001. The analysis is based on the consolidated financial statements that are presented in Item 8 on Form 10-K, prepared in accordance with Canadian generally accepted accounting principles (“GAAP”). Differences between Canadian and U.S. GAAP are disclosed in Note 24 to the consolidated financial statements. Where appropriate, comparative figures have been reclassified to conform to the current presentation in the Corporation’s consolidated financial statements.

As discussed further hereafter, on May 15, 2003, the Corporation acquired (the “Acquisition”) all of the outstanding shares of Wallace Computer Services, Inc. (“Wallace”), a leading provider of printed products and print management services. The Corporation’s results of operations for the twelve months ended December 31, 2003 include the results of Wallace from May 15, 2003, the Acquisition date. As discussed in greater detail below, the differences in the Corporation’s operating results in 2003 compared to 2002 are primarily due to the inclusion of acquired Wallace facilities from the acquisition date, and charges and initiatives associated with integration activities. The invoicing to certain customers that both Moore and Wallace serviced prior to the Acquisition was consolidated beginning in the fourth quarter of 2003. This consolidation limits the Corporation’s ability to identify sales increases related solely to the Acquisition.

On November 8, 2003, the Corporation entered into a combination agreement with R. R. Donnelley & Sons Company (“RR Donnelley”) under which each common share of the Corporation will be exchanged for 0.63 of a share of common stock of RR Donnelley (the “Combination”). On February 23, 2004, the shareholders of each corporation approved the Combination and, on February 25, 2004, the Ontario Superior Court of Justice issued a final order approving the Combination. This Annual Report on Form 10-K was prepared and signed prior to the consummation of the Combination, which occurred on February 27, 2004, and is being filed after the consummation of the Combination. The impact of the Combination is not reflected in the results of the Corporation, except for $3.2 million in direct acquisition expenses that were recognized in the Corporate segment in the fourth quarter of 2003. The preliminary strategy for the new organization is focused on establishing improved returns, lower costs and increased profitability, increased financial strength and enhanced revenue opportunities. While the detailed plan to execute this strategy has not yet been made final, management believes that the Combination will impact operating segment results in future periods through cross-selling initiatives, expanded production platforms, reduced overhead costs and increased purchasing power. Where possible, the projected impact of these preliminary strategies is referenced in the discussions to follow.

OVERVIEW

The Corporation is a diversified printing company that operates in three distinct operating segments: Forms and Labels, Outsourcing, and Commercial. The Corporation offers its products and services principally in the United States and Canada, but it also has operations in Europe and in Latin America, primarily in Mexico and Brazil.

The Forms and Labels segment provides a wide array of high quality products and services, including the design and production of business forms, labels and related products, as well as electronic print management solutions. The Outsourcing segment provides fully integrated business-to-business and business-to-consumer solutions involving high quality, customized variably imaged print and mail, electronic statement and database management services. The Commercial segment provides high quality, multi-color personalized business communications and direct marketing services, including project, database and list management services. Net sales by segments are: Forms and Labels 53% in 2003 (56% in 2002 and 2001); Outsourcing 12% in 2003 (15% in 2002 and 2001); and Commercial 35% in 2003 (29% in 2002 and 2001).

The Corporation’s results during the periods discussed have been affected by macro-economic and industry-wide trends, mainly weaker demand and downward pricing pressure associated with the high degree of competition resulting, in part, from excess capacity in the industry and fragmentation in the printing market. While the Corporation believes that continued consolidation in the industry will result in greater opportunities for cross-selling, other trends may have a countervailing effect. The eventual effect, for example, of electronic substitution on the printing industry cannot be predicted. The Corporation continues to adapt its product line to the evolving demands of the digital products and services markets. The effects these actions will have on the Corporation’s results or financial condition cannot be predicted. The Corporation implemented a number of strategic initiatives that impacted the financial results for the periods discussed herein, including the acquisition of complementary businesses, the restructuring and integration of operations, the expansion of internal cross-selling, cost containment and reduction efforts, the disposal of non-core businesses and the exiting of unprofitable accounts. Many of these initiatives have mitigated certain negative current economic trends and have resulted

MOORE WALLACE INCORPORATED

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2003

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION (continued)

in improved financial performance in 2003, compared to the prior years presented. Historically, net sales have not been materially affected by seasonal factors.

The strategic initiative with the greatest impact on the Corporation’s 2003 results was the May 15, 2003 acquisition of Wallace. Management believes that the Acquisition has enhanced the Corporation’s combined competitive position within the industry and has established the Corporation as a leading provider of integrated print management services across multiple industries. Management also believes that the Acquisition has enabled the Corporation to improve profitability, achieve significant cost synergies, leverage complementary products and services and augment cross-selling opportunities across more diverse geographic and product platforms. Other recent acquisitions include the purchase of the remaining minority interests in a consolidated subsidiary, Quality Color Press, Inc. in May 2002 and certain subsidiaries in Central America in August 2002 and the purchase of The Nielsen Company (“Nielsen”) in January 2002. Nielsen is a commercial printer that is complementary to the Corporation’s core operations and is included in the results of the Commercial segment from the date of acquisition.

On December 31, 2003, the Corporation further advanced its strategy of acquiring complementary businesses that expand the Corporation’s product offerings and client base by acquiring Payment Processing Solutions, Inc. (“PPS”), a leading processor of printed customer statements, principally serving the mortgage lender industry. Operating results for PPS will be reported with the Outsourcing segment beginning in 2004.

During 2003, in connection with the Acquisition, management approved and initiated plans to restructure the operations of both Wallace and Moore to eliminate certain duplicative functions, to close certain facilities, to dispose of redundant software systems and underutilized assets and to rationalize real estate holdings in order to reduce the combined cost structure of the organization. Included in the 2003 results are net restructuring charges of $6.4 million, acquisition and integration charges of $63.9 million related to fair value adjustments, integration expenses and acquisition financing charges of $24.9 million related to pre-acquisition interest, deferred financing fee write-offs, bridge financing fees and interest rate swap fair value adjustments.

The Corporation continues to consolidate its vendors to improve pricing, payment terms and inventory management. While the Corporation does not anticipate additional significant reductions in the number of its suppliers, it will pursue additional opportunities to achieve cost savings with these suppliers, especially in light of the increased purchasing power generated by the Corporation’s recent acquisition activities and the Combination. Prior to the Acquisition, the Corporation had evaluated its capital expenditure and research and development requirements and had significantly reduced spending in these areas. Subsequent to the Acquisition, the Corporation has expanded these reduction efforts to include the assets and activities of the acquired Wallace operations. Equipment rationalization, production waste reduction (i.e., flawed or excess production) and printing throughput improvement (i.e., increased speed at which equipment runs) efforts have been implemented across the Corporation’s asset base and are expected to benefit operating income margins in future periods. In addition, cost reductions were achieved in the areas of corporate overhead and information technology, principally attributable to reductions in headcount, facility usage and consultant utilization.

Consolidated results of operations for the years ended December 31, 2003, 2002 and 2001 are shown in the accompanying consolidated statements of operations and are discussed below.

MOORE WALLACE INCORPORATED

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2003

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION (continued)

CONSOLIDATED

2003 COMPARED TO 2002

Net sales increased $834.8 million, or 41.0%, to $2,872.8 million in 2003. The significant increase was primarily due to the inclusion of approximately $900.0 million in net sales related to the Acquisition and increased net sales in the Outsourcing segment of $32.5 million. Improved Outsourcing segment sales were driven by increased sales to existing large customers primarily in the financial and telecommunications sectors, due to expanded product penetration, and increased transactional activity in our customers’ businesses. These increases were partially offset by weakness in the North American Forms and Labels businesses and a $10.6 million comparative decline caused by the exit from of a non-core business in the Commercial segment in 2002. Management believes that demand in the Forms and Labels segment will remain soft under competitive pricing pressures, changes in customer demand for certain products and weak economic conditions in the printing industry. Management expects net sales in the Outsourcing and Commercial segments to be impacted by transactional volumes in key markets served, such as the financial, healthcare and telecommunication sectors. Management believes that internal cross-selling efforts across the Corporation’s expanded product portfolio will positively impact net sales. Merger and acquisition activities involving key customers and sectors could impact future results across all segments. Management believes that printing industry capacity, pricing pressures and the threat of electronic substitution will continue to adversely impact sales of certain products of the Corporation. Strategic acquisition and cross-selling initiatives were implemented to address these conditions and are reflected in the recent Wallace and Nielsen acquisitions. Management expects the size and scope of the Corporation’s cross-selling activities following the Combination to increase.

Cost of sales increased $645.0 million to $2,035.0 million from $1,390.0 million in 2002. Cost of sales as a percentage of consolidated net sales increased from 68.2% in 2002 to 70.8% in 2003 due primarily to acquisition and integration costs associated with the Acquisition and lower volumes in the North American Forms and Labels businesses compared to Moore and Wallace historical volumes. The acquisition and integration costs relate to expenses associated with inventory and backlog fair value adjustments, equipment and inventory transfers from vacated facilities, equipment reinstallations, travel, training and retention pay, primarily in the Forms and Labels ($35.9 million) and Commercial ($11.8 million) segments. Offsetting these cost of sales increases were cost reduction initiatives implemented at the production facilities following the Acquisition, which included workforce reductions and improved raw material pricing, reduced vendor costs and the recognition of vendor rebates earned. Management expects the purchasing power of the Corporation to increase after the Combination.

Selling, general and administrative expenses increased $66.1 million to $525.7 million in 2003 from $459.6 million in 2002, primarily due to the addition of expenses associated with the Acquisition. Selling, general and administrative expenses as a percentage of consolidated net sales improved to 18.3% in 2003 from 22.6% in 2002. The improvement results from the elimination of duplicative employee functions, and continued focus on cost containment of discretionary spending. Management believes that these reduction efforts will continue after the Combination. The selling, general and administrative expense in 2003 includes acquisition and integration costs of $15.5 million for sales and use taxes, consulting, travel, training and retention pay, in the Forms and Labels ($3.7 million), Commercial ($4.3 million) and Corporate ($7.5 million) segments. The selling, general and administrative margin in 2002 included a $9.2 million charge related to an executive separation.

During 2003, a net restructuring provision of $6.4 million was recorded, versus a net recovery of restructuring costs of $0.9 million in 2002. The 2003 restructuring provision relates to workforce reductions involving former Moore employees, lease terminations and other costs primarily associated with the closure of redundant former Moore facilities and the elimination of redundant former Moore administrative and corporate functions and personnel. These charges were partially offset in 2003 by the reversal of a portion of the 2001 and 2002 restructuring reserves ($10.6 million) resulting from modification to the original restructuring plans due to the Acquisition and favorable settlement of liabilities for obligations and future payments related to the closure of certain facilities.

Depreciation and amortization in 2003 increased $39.1 million to $125.8 million from $86.7 million in 2002, primarily due to the inclusion of depreciation and amortization associated with the acquired tangible and intangible assets of Wallace. Also, included in the 2003 depreciation and amortization expense is an asset impairment charge of $7.2 million associated with the disposal of machinery and equipment from vacated former Moore facilities and the abandonment of certain redundant enterprise software systems.

MOORE WALLACE INCORPORATED

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2003

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION (continued)

Income from operations in 2003 increased $77.4 million, or 75.5%, to $179.9 million compared to $102.5 million in the prior year. This increase is primarily due to the incremental impact of the Acquisition and improved operating results in the current year, which offset the unfavorable impact of acquisition and integration charges of $63.9 million, net restructuring charges of $6.4 million and asset impairment charges of $7.2 million.

Investment and other income (expense), net, in 2003 was an expense of $5.4 million, which compares to income of $3.7 million in 2002. The change was primarily due to acquisition financing charges related to the net write-off of the fair value of interest rate swaps of $3.9 million in 2003 as a result of the Acquisition, net of a $1.2 million gain on the disposition of property, and gains in 2002 related to dispositions of fixed assets.

Net interest charges increased $42.7 million to $54.9 million in 2003 from $12.2 million in 2002 due to the impact of acquisition financing charges and increased debt levels associated with the Acquisition. Current year net interest includes net pre-acquisition interest expense ($9.5 million) and bridge financing commitment fees ($4.0 million) associated with the Acquisition.

Debt settlement and issue costs of $7.5 million in 2003 represent the write off of deferred financing fees related to the refinancing of debt pursuant to the Acquisition. This compares to a $16.7 million debt settlement charge in 2002 related to the redemption of senior guaranteed notes.

The effective income tax rate was a 3.0% benefit in 2003. The difference between the Canadian statutory tax rate and the effective tax rate relates primarily to the reduction of the deferred tax valuation allowance recorded in the United States, which is based on management’s best estimate of the amount of deferred tax assets that will more likely than not be realized, combined with lower rates in other countries. In 2003, the valuation allowance was reduced by $35.9 million versus a $53.0 million reduction in 2002. There are no remaining deferred tax valuation allowances recorded in the United States.

Net earnings in 2003 increased $40.9 million, or 55.9%, to $114.2 million, or $0.81 per diluted share, compared to prior year net earnings of $73.3 million, or $0.64 per diluted share. Included in the 2003 net earnings are the after tax impact of the Acquisition, and the deferred tax valuation allowance reduction, partially offset by net restructuring and other charges.

2002 COMPARED TO 2001

Net sales were $2,038.0 million, representing a $116.6 million or a 5.4 % decrease from last year. The decrease primarily resulted from sales declines in the U.S. and Canadian Forms and Labels business principally related to the decision to exit certain non-core product lines and unprofitable customer contracts ($64.3 million), divestitures ($110.7 million) and the devaluation of certain foreign currencies ($30.2 million). The decrease was partially offset by sales from new acquisitions ($102.1 million).

Cost of sales decreased $162.6 million to $1,390.0 million or 68.2% of consolidated net sales compared to 72.1% in 2001. The decrease was primarily due to charges of $61.2 million for the partial settlement of the U.S. pension plan and $6.6 million non-cash write-offs of obsolete inventory included in cost of sales for 2001 and lower 2002 sales volumes.

Selling, general and administrative expenses decreased $116.0 million to $459.6 million or 22.6% of consolidated net sales, compared to $575.6 million or 26.7% in 2001. Included in selling, general and administrative expenses for 2002 was $9.2 million related to an executive separation. Included in 2001 were charges of $35.4 million related to the partial settlement of the U.S. pension plan and $10.4 million of other costs. The remaining $79.4 million of selling, general and administrative expense reduction in 2002 compared to 2001 is primarily attributable to the benefits achieved from the Corporation’s 2001 restructuring activities and an overall focus on efficiencies and cost containment.

Depreciation and amortization expense was $86.7 million in 2002 and $239.1 million in 2001. The decrease of $152.4 million was primarily due to 2001 non-cash charges of $76.8 million related to goodwill written down to its net recoverable amount for assets held for disposition and $54.6 million for asset impairments, including plant closures and abandoned information technology projects. Commencing in 2002, in accordance with Canadian Institute of Chartered Accountants’ (CICA) Handbook Section 3062, Goodwill and Other Intangible Assets, goodwill is no longer amortized (see Note 7).

MOORE WALLACE INCORPORATED

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2003

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION (continued)

Income from operations was $102.5 million in 2002, compared to a loss from operations of $342.3 million in 2001. This improvement resulted from $374.7 million of restructuring and other charges that were included in 2001 results as well as improved operating results across all business segments and the benefits achieved from the restructuring actions, as described below.

Other income (expense) increased $14.4 million from expense of $10.7 million in 2001 to income of $3.7 million in 2002, primarily because of gains on dispositions of fixed assets. Interest expense decreased by $11.7 million to $12.1 million in 2002. This decrease is attributable to the redemption of $100.0 million of senior guaranteed notes and the conversion of the Corporation’s $70.5 million subordinated convertible debentures, both of which occurred in December 2001. The remaining $100.0 million of senior guaranteed notes were redeemed in September 2002 and the Corporation incurred a $16.7 million debt settlement cost.

The effective income tax rate was 3.2% in 2002. The 2002 difference between the statutory rate and the effective rate relates to lower tax rates in non-U.S. jurisdictions offset by the inability to recognize the tax benefit from certain foreign operating losses, combined with a partial reduction in the deferred tax valuation allowance (which is based on estimates of future taxable income) and the resolution of an income tax refund, partially offset by required tax reserves. In 2001, the effective income tax benefit resulted from the partial recognition of operating losses.

Net earnings in 2002 increased $431.3 million over the prior year to $73.3 million or $0.64 per diluted share, primarily as a result of cost savings generated by the 2001 restructuring activities and other charges included in 2001 as described below.

RESTRUCTURING, ACQUISITION AND OTHER CHARGES (RECOVERIES)

The following table summarizes the restructuring, acquisition and other charges (recoveries) included in earnings (loss) before income taxes and minority interest for the years ended December 31, 2003, 2002 and 2001 in millions of U.S. Dollars:

	2003	2002	2001
Restructuring Charges (Recoveries):

Workforce reduction	$13.6	$4.4	$77.0
Lease terminations and other facility closing costs	3.4	—	65.5
Reversal of prior restructuring	(10.6)	(5.3)	(12.8)

Total Restructuring Charges (Recoveries)	6.4	(0.9)	129.7

Acquisition Charges:

Fair value of acquired inventory and backlog	38.6	—	—
Acquisition and integration expenses	25.3	—	—

Acquisition and integration charges subtotal	63.9	—	—

Pre-acquisition interest—net	9.5	—	—
Deferred financing fees	7.5	—	—
Fair value of interest rate swaps	3.9	—	—
Bridge financing fees	4.0	—	—

Acquisition financing charges subtotal	24.9	—	—

Total Acquisition Charges	88.8	—	—

Other Charges:

Asset impairment	7.2	—	131.4
Loss on disposition of property and investments	—	—	4.9
Debt settlement expenses, not related to the Acquisition	—	16.7	11.6
Pension settlement, net	—	—	96.6
Inventory write-off	—	—	6.6
Accounts receivable write-off	—	—	4.6
Other	—	9.2	5.8

Total Other Charges	7.2	25.9	261.5

Total Restructuring, Acquisition and Other Charges	$102.4	$25.0	$391.2

MOORE WALLACE INCORPORATED

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2003

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION (continued)

During 2003, in connection with the Acquisition, management approved and initiated plans to restructure the operations of both Wallace and Moore to eliminate certain duplicative functions, to close certain facilities and to dispose of redundant software systems, underutilized assets and real estate holdings in order to reduce the combined cost structure of the organization. As a result, the Corporation accrued approximately $14.6 million of costs to exit certain Wallace activities, including workforce reductions (739 employees) for the plant closures and elimination of certain duplicative corporate administrative functions, costs of vacating redundant facilities (leased or owned) and other costs associated with exiting these activities. These costs are recognized as a liability assumed in the purchase business combination, are included in the allocation of the cost to acquire Wallace and are included in goodwill (see Note 3).

During 2003, the Corporation recorded a net restructuring provision of $6.4 million (see Note 17). A total restructuring provision of $17.0 million related to the Acquisition was recorded consisting of a $13.6 million charge for workforce reductions (545 employees) associated with plant closures and the elimination of duplicative corporate administrative functions and a $3.4 million charge for lease terminations and facility closing costs. These charges were offset by the reversal of a portion of its 2001 ($10.1 million) and 2002 ($0.5 million) restructuring reserves resulting from a modification to the original restructuring plans due to the Acquisition and favorable settlements of liabilities for obligations and future payments related to the closure of certain facilities.

Acquisition charges in 2003 of $88.8 million include $63.9 million of acquisition and integration charges and $24.9 million of acquisition financing charges. The acquisition and integration charges included in cost of sales relate to expenses associated with inventory and backlog fair value adjustments, equipment and inventory transfers from vacated facilities, equipment reinstallations, travel, training and retention pay, in the Forms and Labels ($35.9 million) and Commercial ($11.8 million) segments. Selling general and administrative expenses include acquisition and integration costs of $15.5 million for sales and use taxes, consulting, travel, training and retention pay, in Forms and Labels ($3.7 million), Commercial ($4.3 million) and Corporate ($7.5 million, which includes $3.2 million of direct fees associated with the Combination) segments. Acquisition financing charges of $24.9 million include a $3.9 million charge to investment and other income (expense) for the net write-off of the fair value of interest rate swaps; a $13.5 million charge to interest expense related to net pre-acquisition interest expense ($9.5 million) and bridge financing commitment fees ($4.0 million); and a $7.5 million charge to debt settlement costs to write off deferred financing fees related to the refinancing of debt pursuant to the Acquisition.

Other charges in 2003 of $7.2 million include an asset impairment write-off of $1.6 million due to the disposal of machinery and equipment and $5.6 million due to the disposal of redundant enterprise software systems as a result of the Acquisition.

For the year ended December 31, 2002, the Corporation recorded restructuring and other charges of $25.0 million (see Note 17). The net restructuring recovery of $0.9 million includes a provision in the Forms and Labels segment of $4.4 million for workforce reductions (154 positions) primarily related to the closure of a plant, which was offset by the reversal of a portion of its 1998 ($3.6 million) and 2001 ($1.7 million) restructuring reserves as a result of favorable settlements in 2002, as compared to estimates and assumptions used by management at the time the charges were recorded. Other charges of $25.9 million include a $16.7 million charge associated with the redemption of $100.0 million of its senior guaranteed notes and an executive separation charge of $9.2 million included in selling, general and administrative expenses.

For the year ended December 31, 2001, the Corporation recorded net restructuring and other charges of $391.2 million (see Note 17). Net restructuring charges of $129.7 million include restructuring provisions of $142.5 million, related to workforce reductions ($77.0 million) and lease terminations ($65.5 million). The 2001 lease terminations charge includes $48.0 million related to the Corporation’s obligation for its office facility in Bannockburn, Illinois. This charge was based upon management’s estimates and assumptions at the time the charge was recorded. Actual results could vary based upon market conditions and the Corporation’s ability to sublease the aforementioned property. Any potential recovery or additional charge may affect amounts reported in the consolidated financial statements of future periods. The restructuring provisions were partially offset by a $12.8 million reversal of restructuring reserves related to the 1998 restructuring program that are no longer required due to favorable settlements.

Other charges of $261.5 million in 2001 reflect non-cash charges of $131.4 million that are included in depreciation and amortization related to the write-down of goodwill of non-core businesses and asset impairments; non-cash charges for inventory and accounts receivable related to exiting certain non-core businesses of $11.2 million included in cost of sales and selling, general and administrative expenses; loss on disposal of non-core assets that was included in investment and other income of $4.9 million; other charges of $11.6 million related to the early redemption of $100.0 million of senior guaranteed notes and the conversion of the $70.5 million subordinated convertible debentures; and other charges of $5.8 million, included in selling, general and administrative expenses. The Corporation also recorded a net charge of $96.6 million in 2001 associated with the partial settlement of the U.S. pension plan, which was curtailed as of December 31, 2000. In March 2001, the Corporation purchased approximately $600.0 million

MOORE WALLACE INCORPORATED

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2003

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION (continued)

of annuity contracts settling approximately 70% of the outstanding obligation.

OPERATING RESULTS BY SEGMENT

The Corporation operates in the printing industry with three distinct operating segments based on the way management regularly assesses information for decision-making purposes. The three segments are Forms and Labels, Outsourcing and Commercial. These segments market print and print related products and services to a geographically diverse customer base. Management has aggregated divisions within the reportable segments due to strong similarities in the economic characteristics, nature of products and services, production processes, class of customer and distribution methods used.

Wallace historically reported in two operating segments, Forms and Labels and Integrated Graphics. The principal products within the Forms and Labels segment included paper-based forms, electronic data processing and packaging labels and a standard line of office products. The principal products within the Integrated Graphics segment included commercial print and direct mail. After the Acquisition, the Corporation classified the Wallace Forms and Labels operations within the Forms and Labels segment and the Integrated Graphics operations within the Commercial segment. The segment information in the table below includes Wallace from the acquisition date.

As a result of acquiring the remaining interest in Quality Color Press, Inc. in May 2002 (see Note 3), management has reclassified this business from the Commercial segment to the Forms and Labels segment in order to reflect the business synergies and integration plans. Certain other minor operations were transferred from the Outsourcing segment to the Forms and Labels segment.

The following tables and management discussions summarize the operating results of the Corporation’s operating segments and corporate overhead expenses expressed in millions of U.S. Dollars, for the years ended December 31, 2003, 2002 and 2001:

	Net Sales				Operating Income (Loss)
	2003	2002	$ Change	% Change	2003	2002	$ Change	% Change
Forms and Labels	$1,534.5	$1,132.2	$402.3	35.5%	$162.0	$134.0	$28.0	20.9%
Outsourcing	342.2	309.7	32.5	10.5%	72.2	60.1	12.1	20.1%
Commercial	996.1	596.1	400.0	67.1%	83.1	50.5	32.6	64.6%
Corporate	—	—	—	—	(137.4)	(142.1)	4.7	3.3%

Total	$2,872.8	$2,038.0	$834.8	41.0%	$179.9	$102.5	$77.4	75.5%

	2002	2001	$ Change	% Change	2002	2001	$ Change	% Change
Forms and Labels	$1,132.2	$1,203.0	$(70.8)	(5.9)%	$134.0	$45.4	$88.6	195.2%
Outsourcing	309.7	331.0	(21.3)	(6.4)%	60.1	47.6	12.5	26.3%
Commercial	596.1	620.6	(24.5)	(3.9)%	50.5	(90.9)	141.4	155.6%
Corporate	—	—	—	—	(142.1)	(344.4)	202.3	58.7%

Total	$2,038.0	$2,154.6	$(116.6)	(5.4)%	$102.5	$(342.3)	$444.8	129.9%

MOORE WALLACE INCORPORATED

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2003

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION (continued)

Included in the operating results discussed herein are the restructuring, acquisition and other charges (recoveries) presented by segment in the table below expressed in millions of U.S. Dollars, for the years ended December 31, 2003, 2002 and 2001:

2 0 0 3	Form and Labels	Outsourcing	Commercial	Corporate	Total
Workforce reduction	$8.0	$0.6	$1.5	$3.5	$13.6
Lease terminations and other facility closing costs	1.0	0.1	—	2.3	3.4
Reversal of prior restructuring	(6.2)	(0.1)	(4.3)	—	(10.6)
Assets impairment	7.1	0.1	—	—	7.2
Acquisition and integration charges	39.6	0.7	16.1	7.5	63.9

Impact on operating income	49.5	1.4	13.3	13.3	77.5

Acquisition financing charges	—	—	—	24.9	24.9

Impact on earnings before income taxes and minority interest	$49.5	1.4	$13.3	$38.2	$102.4

2 0 0 2
Workforce reduction	$4.4	$—	$—	$—	$4.4
Reversal of prior restructuring	(1.1)	—	(1.4)	(2.8)	(5.3)
Other	—	—	—	9.2	9.2

Impact on operating income	3.3	—	(1.4)	6.4	8.3
Debt conversion and extinguishment	—	—	—	16.7	16.7

Impact on earnings before income taxes and minority interest	$3.3	$—	$(1.4)	$23.1	$25.0

2 0 0 1
Workforce reduction	$33.6	$4.5	$28.0	$10.9	$77.0
Lease terminations and other facility closing costs	9.4	—	7.6	48.5	65.5
Reversal of prior restructuring	(3.2)	—	(9.6)	—	(12.8)
Assets and goodwill impairment	21.9	0.3	89.6	19.6	131.4
Pension settlement, net	—	—	—	96.6	96.6
Inventory write-off	0.9	—	5.7	—	6.6
Accounts receivable write-off	4.3	—	0.3	—	4.6
Other	—	—	—	5.8	5.8

Impact on operating income	66.9	4.8	121.6	181.4	374.7
Asset dispositions and investments, net	—	—	—	4.9	4.9
Debt conversion and extinguishment	—	—	—	11.6	11.6

Impact on earnings before income taxes and minority interest	$66.9	$4.8	$121.6	$197.9	$391.2

MOORE WALLACE INCORPORATED

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2003

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION (continued)

FORMS AND LABELS

2003 COMPARED TO 2002

Net sales increased $402.3 million, or 35.5%, in 2003 to $1,534.5 million due to the addition of net sales of approximately $500.0 million related to the Acquisition and a favorable foreign exchange impact of $9.4 million versus the prior year due to strength in the Canadian dollar that more than offset weakness in the Brazilian real, Venezuelan bolivar and the Mexican peso. The increases were partially offset by declines in volumes at existing customers of approximately $95.0 million due to pressures on net sales attributable to pricing competition, electronic substitution, changes in product mix, integration related disruptions and general economic conditions in the printing industry. Since the Acquisition, six Forms and Labels production facilities were closed and the volume was transferred to improve the overall equipment utilization and productivity of the combined businesses.

Operating income increased $28.0 million, or 20.9%, to $162.0 million in 2003. This improvement was primarily due to the inclusion of $78.3 million of operating income related to the Acquisition and cost reduction and asset rationalization efforts. The 2003 operating income was adversely impacted by restructuring, acquisition and other charges of $49.5 million, which were comprised of net restructuring charges of $2.8 million, fair market value charges for acquired inventory and backlog of $27.2 million, asset impairment charges of $7.1 million ($1.5 million related to the disposal of machinery and equipment and $5.6 million related to the disposal of redundant enterprise software systems), and acquisition and integration related expenses of $12.4 million for consulting, travel, training and retention pay associated with facility closures and equipment and system rationalizations. Future segment results will benefit from the inclusion of a full twelve months of activity from the acquired facilities. Management believes that the current cross-selling, cost containment and asset rationalization and optimization initiatives will continue after the Combination.

2002 COMPARED TO 2001

Net sales in 2002 decreased $70.8 million, or 5.9%, to $1,132.2 million, primarily due to declines in the North American Forms and Labels business, as a result of the Corporation’s decision in 2001 to exit non-core product lines and unprofitable customer contracts and volume declines due to lower transaction levels among major print management customers ($64.3 million) partially offset by sales to new customers ($19.6 million). In Latin America, sales declined by $25.7 million primarily as a result of the devaluation of various foreign currencies (principally, the Brazilian real and Venezuelan bolivar).

Operating income increased by $88.6 million, or 195.2%, to $134.0 million in 2002, primarily due to the Corporation’s decision to streamline its Forms and Labels operations. Major factors contributing to the operating income improvement included the continued benefit from the elimination of non-customer critical positions, the consolidation of the Canadian and U.S. management teams and administrative infrastructures, the realignment of incentive plans, and productivity improvements (waste reductions and higher throughput). Included in 2002 results is a net restructuring charge of $3.3 million primarily related to a plant closure. In 2001, restructuring and other charges of $66.9 million were recorded primarily relating to headcount reductions ($33.6 million) and asset impairment charges ($21.9 million).

OUTSOURCING

2003 COMPARED TO 2002

Net sales increased $32.5 million, or 10.5%, to $342.2 million in 2003. Sales improvements were experienced at larger customer accounts, primarily in the financial and telecommunications sectors ($32.6 million), due to expanded product offerings to existing customers and increased activity in our customers’ businesses that resulted in greater transactional volumes. A new contract with a major telecommunications customer will likely impact results in 2004. Canadian revenue improvements reflected a 4.2% volume growth and a stronger Canadian dollar. Net sales in 2003 from the production of prepaid telephone and gift cards of $34.8 million exceeded weak prior year results due to increased activity in the gift card market. No material impact to the 2003 net sales and operating income in this segment was attributable to the Acquisition. On December 31, 2003, the Corporation advanced its strategic acquisition initiative by acquiring PPS, a leading processor of printed customer statements, principally serving the mortgage lender industry. Operating results for PPS will be reported with the Outsourcing operations beginning on January 1, 2004.

MOORE WALLACE INCORPORATED

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2003

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION (continued)

Operating income increased $12.1 million, or 20.1%, to $72.2 million in 2003 compared to $60.1 million in 2002 due to improved operating income margins in the U.S. facilities, that were partially offset by lower operating income margins in Canada due to costs associated with a contract implementation of approximately $1.0 million. The U.S margin improvement was attributable to transactional volume increases at existing financial and telecommunications customers, internal cost containment efforts and improved equipment utilization. Results for 2003 included net restructuring charges of $0.6 million associated with the workforce reductions attributable to the closure of a major production facility, and charges of $0.7 million mainly associated with transferring equipment and inventory.

2002 COMPARED TO 2001

Net sales decreased $21.3 million from $331.0 million to $309.7 million in 2002 from 2001. Growth achieved from new and existing customers in the financial, insurance, and telecommunications markets, combined with the acquisition of the Document Management Services business of IBM Canada Limited ($18.9 million), was more than offset by a favorable foreign exchange impact of $166 million due to the strength of the Euro versus the U.S. dollar and volume declines in the prepaid telephone card market ($24.5 million). Net sales growth was also offset by the impact of the decision to cease manufacturing the packaging for certain non-secured stored value cards.

Operating income in 2002 increased $12.5 million, or 26.3%, to $60.1 million, due to cost savings achieved through workforce reductions, cost containment and the acquisition discussed above. Included in 2001 results are $4.8 million of net restructuring and other charges relating to the aforementioned initiatives.

COMMERCIAL

2003 COMPARED TO 2002

Net sales increased $400.0 million, or 67.1%, to $996.1 million in 2003 due to the addition of net sales of approximately $395.0 million related to the Acquisition. Net sales declines were experienced in the technical publications group ($20.5 million) due to lower volumes with existing customers and the loss of a major customer. Comparative results were also impacted by the exiting of a non-core business in 2002 ($10.6 million). These declines were partially offset by a favorable foreign exchange impact of $16.6 million due to the strength of the Euro versus the U.S. dollar and increased net sales of $23.8 million at Nielsen, which benefited from increased cross-selling activities pursuant to the Acquisition, organic growth from existing customers, and the inclusion of 12 months of activity in 2003 compared to 11 months in 2002. Net sales in the domestic direct mail operations reflected stable demand and the increased scope of the operating platform after the Acquisition.

Operating income increased $32.6 million, or 64.6%, to $83.1 million in 2003 due primarily to the inclusion of approximately $29.2 million of operating income related to the Acquisition. Operating income in 2003 included restructuring charges of $1.5 million for workforce reductions, a $4.3 million reversal of prior restructuring reserves related to European operations and acquisition and integration charges of $16.1 million that included $11.4 million for the fair market value charges for inventory and backlog acquired from Wallace and a $4.3 million charge related to sales and use taxes. Management believes that economic activity in key markets served, including the advertising, financial, and healthcare related sectors, in conjunction with the expansion of internal cross-selling activities, geographic alignment of production facilities and cost reduction efforts will impact future results. Management believes that the results of the current Direct Mail operations will be favorably impacted by the integration with the existing RR Donnelley facilities that directly serve this market following the Combination.

2002 COMPARED TO 2001

Net sales declined by $24.5 million, or 3.9%, to $596.1 million, due to the divestiture of the Phoenix business unit ($64.3 million), Colleagues, a UK-based advertising agency, and a European investment ($15.4 million), volume declines of $44.6 million in the directory publications, as well as the printer and peripherals businesses, offset by the acquisition of The Nielsen Company on January 31, 2002 ($83.2 million) and increased volumes in the domestic Direct Mail business ($16.6 million).

Operating income in 2002 increased $141.4 million to $50.5 million from a loss of $90.9 million in 2001. The increase was primarily due to net restructuring and other charges of $121.6 million recorded in 2001. These charges mostly related to workforce reductions ($28.0 million) and the write down of goodwill associated with non-core assets ($76.8 million) and the write down of other assets ($12.8 million). Also contributing to the increase were strong volume growth in the domestic direct mail business ($5.6 million), cost reductions resulting from the 2001 restructuring activities, and the acquisition of Nielsen ($9.5 million).

MOORE WALLACE INCORPORATED

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2003

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION (continued)

CORPORATE

2003 COMPARED TO 2002

Corporate operating expenses declined $4.7 million, to $137.4 million in 2003. The 2003 corporate expenses include former Wallace corporate functions, restructuring, acquisition and other charges. Continued focus on controlling discretionary spending and reductions associated with redundant employees, systems, and facilities prior to and after the Acquisition has been reflected in the lower corporate expenses. Management anticipates that these efforts will continue to be an organizational focus after the Combination. Included in the 2003 operating expenses were $13.3 million of restructuring and acquisition charges. Net restructuring charges of $5.8 million related to duplicative administrative functions involving former Moore employees ($3.5 million) and duplicative facilities involving former Moore locations ($2.3 million). Acquisition and integration charges of $7.5 million include direct costs associated with the Combination ($3.2 million) and consulting, stay bonuses and other costs associated with the Acquisition ($4.3 million). Corporate operating expenses in 2002 included a $9.2 million charge related to an executive separation, and a $2.8 million reversal of prior year restructuring liabilities.

2002 COMPARED TO 2001

Corporate operating expenses declined by $202.3 million, or 58.7% to $142.1 million, due to net restructuring and other charges totaling $181.4 million recorded in 2001 as well as overall cost controls and a focus on discretionary spending. The 2001 net restructuring and other charges primarily related to lease termination and other facility costs ($48.5 million) and the curtailment of the pension plan ($96.6 million).

LIQUIDITY, RISK MANAGEMENT AND CAPITAL RESOURCES

CAPITAL RESOURCES

In August 2002, the Corporation entered into a $400.0 million senior secured credit facility (the “Old Facility”) which was comprised of a five year $125.0 million Revolving Credit Facility, a five year $75.0 million Delayed Draw Term Loan A Facility, and a six year $200.0 million Term Loan B Facility. On September 4, 2002, with proceeds from the Term Loan B Facility, the Corporation redeemed $100.0 million of senior guaranteed notes and incurred a net prepayment debt settlement charge of $16.7 million. In March 2003, the Corporation entered into an $850.0 million senior secured credit facility (the “New Facility”) in connection with the Acquisition that replaced the Old Facility. The New Facility consists of a seven-year $500.0 million B Term Loan, which was funded in escrow until the Acquisition, and a five-year $350.0 million Revolving Credit Facility, each of which is subject to a number of restrictive and financial covenants that, in part, limit additional indebtedness and the ability of the Corporation to engage in certain transactions with affiliates, create liens on assets, engage in mergers and consolidations, or dispose of assets. The financial covenants are calculated quarterly and include, in part, tests of leverage and interest coverage. At December 31, 2003 the interest rate on the New Facility was 3.19%, which is based on three-month LIBOR plus a 200 basis point margin. At December 31, 2003, the outstanding balance of the New Facility under the B Term Loan was $497.5 million with no amounts drawn on the Revolving Credit Facility.

Additionally, in March 2003, the Corporation issued $403.0 million principal amount of 7 7/8 % senior unsecured notes (the “Senior Notes”) due 2011 at a $2.8 million discount to the principal amount to fund the Acquisition. Interest on the Senior Notes is payable semiannually on January 15 and July 15 commencing with July 15, 2003. The indenture governing the Senior Notes contains certain restrictive covenants that, among other things, limit additional indebtedness and the Corporation’s ability to engage in certain transactions with affiliates, create liens on assets, engage in mergers and consolidations, or dispose of assets. The Corporation, at its option, may redeem up to 40% of the Senior Notes prior to January 15, 2006, at a predetermined redemption price with the proceeds of certain equity offerings. In addition, subsequent to January 15, 2007, the Senior Notes may be redeemed at predetermined redemption prices. On or prior to January 15, 2007, the Corporation may also redeem the Senior Notes upon a change of control, at a price equal to 100% of the principal plus an applicable make-whole premium calculated based on the rate of the U.S. government reference bond plus 50 basis points. At December 31, 2003, the net outstanding balance of the Senior Notes outstanding was $400.5 million.

MOORE WALLACE INCORPORATED

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2003

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION (continued)

A covenant in the New Facility states that the Corporation may not agree to enter into any merger transaction, subject to certain exceptions. These exceptions do not cover agreeing to enter into the Combination. The Corporation has advised the lenders under the New Facility of this situation and the lenders have granted a waiver of the covenant. The execution of the Combination Agreement did not breach any of the Senior Note covenants. Other than the merger covenant under the New Facility, at December 31, 2003, the Corporation was in compliance with all covenants under the New Facility and the indenture for the Senior Notes.

RR Donnelley expects to enter into a new five-year unsecured credit facility providing for $1.0 billion of availability. This facility, which is expected to be effective shortly after the Combination is consummated, will be used for general corporate purposes, including as commercial paper backstop. Accordingly, based on the availability of this facility, the Corporation believes the combined company will have sufficient financial resources to refinance the Corporation’s principal bank credit facility, complete its remaining restructuring activities and maintain its planned capital expenditures. Due to the Combination the Corporation expects a reduction in future effective interest rates resulting from an anticipated improved credit rating.

RISK MANAGEMENT

The Corporation has used interest rate swaps to both manage fluctuation in interest rates and to take advantage of favorable interest rates. At December 31, 2003, the Corporation had $400.0 million notional amount outstanding in swap agreements that exchange variable interest rates (LIBOR) for fixed interest rates over the terms of the agreements. The Corporation has designated these swaps as cash flow hedges of the interest rate risk attributable to the Corporation’s forecasted variable interest payments. At December 31, 2003, the Corporation also had $250.0 million notional amount interest rate swaps that exchange the fixed rate interest on the Senior Notes to floating rate six-month LIBOR plus a basis point spread. The swaps are designated as a fair value hedge against $250.0 million of principal on the Senior Notes and mature January 2011.

At December 31, 2003, the details of the Corporation’s interest rate swaps were as follows:

			Weighted average
	Notional Amount	Market Value Asset (Liability)	Remaining Term (yrs)	Interest Pay Rate	Interest Receive Rate
Fixed Rate Swaps	$400,000	$(2,979)	1.7	2.29%	Three-month LIBOR
Floating Rate Swaps	$250,000	$(14,250)	7.0	Six-month LIBOR + 4.19%	7.875%

The interest rate differential received or paid on both the cash flow and fair value hedges is recognized as an adjustment to interest expense.

As a result of replacing the Old Facility, the Corporation recorded a $3.9 million net charge to Investment and Other Income (Expense) on the consolidated statement of operations for the fair value on $150.0 million notional amount fixed rate interest rate swaps that were designated as cash flow hedges of the variable interest on the Old Facility. At December 31, 2003, an amount equal to and resulting from this net charge is recorded in Other Liabilities on the consolidated balance sheet and will be ratably reduced and recorded as other income over the remaining term of the swaps. If the Combination is completed it is expected the swap contracts described above will be cancelled. The cash cost of such a cancellation has been included in refinancing plans associated with the Combination.

As of December 31, 2003, the aggregate amount of outstanding forward foreign currency contracts was $15.8 million. Unrealized gains and losses from these foreign currency contracts were not significant at December 31, 2003. The Corporation does not use derivative financial instruments for trading purposes.

MOORE WALLACE INCORPORATED

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2003

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION (continued)

LIQUIDITY

The Corporation’s primary source of liquidity is its income from operations. Net cash provided by operating activities was $212.6 million for the year ended December 31, 2003, compared to net cash provided in 2002 of $158.4 million. The $54.2 million improvement was due to better operating results offset by net changes in working capital, which primarily related to cash payments associated with the Corporation’s restructuring activities.

Net cash used by investing activities for the year ended December 31, 2003 was $920.2 million, primarily related to the Acquisition (see Note 3), versus $92.5 million used in 2002, of which $57.2 million related to the acquisition of Nielsen. The Corporation made capital expenditures of $65.4 million in the year ended December 31, 2003 and expects that future capital expenditures will be fully funded out of cash provided from operations.

Net cash provided by financing activities for the year ended December 31, 2003 was $677.7 million compared to $27.1 million for the same period in 2002. The net increase relates primarily to proceeds from the New Facility and Senior Notes borrowed to fund the Acquisition.

To supplement its liquidity the Corporation has a committed $350.0 million Revolving Credit Facility and uncommitted bank operating lines in the majority of the domestic markets in which it operates. These lines of credit are maintained to cover temporary cash shortfalls that would result from internal investments or, more likely, acquisitions as the Corporation’s own cash from operations is expected to be more than adequate to fund both working capital and the planned capital expenditure program. Maximum allowable borrowings under these uncommitted facilities amounted to $48.7 million at December 31, 2003 ($0.6 million outstanding), and may be terminated at any time at the Corporation’s option. Total availability under these facilities was $48.1 million at December 31, 2003.

An additional source of liquidity was the Corporation’s short-term investments in the amount of $105.3 million at December 31, 2003, which primarily consisted of certificate and term deposits, treasury bills and money market mutual funds, with the majority maturing within seven days. These investments are classified as Cash and Cash Equivalents on the consolidated balance sheet. The Corporation also has $37.8 million of assets held for sale, primarily land and buildings in the United States, that are currently being actively marketed.

During 2000, the Corporation amended the United States pension plan (the “Plan”) to cease all benefit accruals and announced its intention to terminate and wind-up the Plan. In April 2001, the Plan was further amended to terminate effective June 2001. Upon termination the Corporation sought a determination letter from the Internal Revenue Service (“IRS”) as to the Plan’s tax qualification status. The terms of the April 2001 Plan amendment made the receipt of the IRS determination letter a prerequisite to the wind-up of the Plan and the distribution of the Plan assets. The IRS has imposed a moratorium on issuing such determination letters. Due to the uncertainty regarding the receipt of the determination letter and the effect such uncertainty has on the Corporation’s ability to effectively manage the Plan’s assets, on October 15, 2003, the Board of Directors of the Corporation resolved to take the steps necessary to revoke the amendment terminating the Plan. The Plan, as restored, remains frozen and will continue with no further benefit accruals. The Plan continues to have a significant surplus and the Corporation is not expected to have to make any contributions to the Plan. However, as a result of the revocation, the Corporation is not expected to have access to the Plan surplus.

Factors limiting the Corporation’s liquidity include $44.9 million in outstanding letters of credit at December 31, 2003, of which $25.2 million were issued against the $350.0 million Revolving Credit Facility with $19.7 million of letters of credit being issued against an uncommitted facility. Additionally, the net book value of assets subject to liens in 2003, other than under the New Facility, which has the benefit of a lien covering virtually all of the corporation’s assets, is $21.2 million (2002—$26.6 million, other than under the Old Facility). The liens are primarily mortgages against property, plant and equipment and other current assets.

MOORE WALLACE INCORPORATED

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2003

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION (continued)

The following table represents contractual obligations of the Corporation at December 31, 2003:

	PAYMENTS DUE BY PERIOD
Expressed in thousands of U.S. Dollars	TOTAL	1 YEAR	2-3 YEARS	4-5 YEARS	5 YEARS THEREAFTER
Long-term debt	$897,960	$5,000	$10,000	$10,000	$872,960
Capital lease obligations	8,740	2,662	3,600	996	1,482
Operating leases	164,349	47,548	58,667	29,993	28,141
Workforce reductions	14,659	14,659	—	—	—
Other cash obligations	22,310	22,310	—	—	—

Total Contractual Cash Obligations	$1,108,018	$92,179	$72,267	$40,989	$902,583

Note: The above amounts exclude bank indebtedness of $56.4 million, which represents bank overdrafts, and unfunded pension obligations. Other cash obligations include $19.7 million relating to capital asset purchase commitments. Based on interest rates and debt outstanding at December 31, 2003, the Corporation expects to pay approximately $50.0 million in interest in 2004.

COST INITIATIVES

The Corporation continually evaluates ways to reduce its cost structure and improve the productivity of its operations. Future cost reduction initiatives may include the reorganization of operations or the consolidation of manufacturing facilities. Implementing such initiatives may result in future charges, which may be substantial.

RECENTLY ISSUED ACCOUNTING STANDARDS

Effective January 1, 2003, the Corporation adopted various accounting standards as described in Note 2 to the consolidated financial statements, none of which had a material effect on the consolidated financial statements.

Pending standards and their estimated effect on the Corporation’s consolidated financial statements are described in Note 25 to the Consolidated Financial Statements.

CRITICAL ACCOUNTING POLICIES

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

MOORE WALLACE INCORPORATED

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2003

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION (continued)

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

ACCOUNTS RECEIVABLE

The Corporation maintains an allowance for doubtful accounts, which is reviewed at least quarterly for estimated losses resulting from the inability of its customers to make required payments for product and services. Provisions are made based upon a specific review of all significant outstanding amounts utilizing information about customer creditworthiness and current economic trends. In addition, provisions are made at differing rates, based upon the age of the receivable and the Corporation’s historical collection experience. Our estimates of the recoverability of amounts due to us could be overstated, and additional allowances may be necessary in the future if a major customer’s creditworthiness deteriorates, or if actual defaults are higher than our historical experience.

INVENTORIES

The Corporation maintains inventory allowances based on excess and obsolete inventories determined primarily by future demand forecasts. If there were to be a sudden and significant decrease in demand for our products, or if there were a higher incidence of inventory obsolescence because of changing technology and customer requirements, we could be required to increase our inventory allowances. Inventory management remains an area of focus as the Corporation strives to balance the need to maintain appropriate inventory levels to ensure competitive lead times versus the risk of inventory obsolescence. Additionally, the Corporation records inventories at the lower of cost or fair market values. Certain of the Corporation’s inventories are valued under the last-in first-out (LIFO) basis. Changes in the inflation indices may cause an increase or decrease in the value of inventories accounted for under the LIFO costing method. The change in the inventories valued under LIFO was an increase of $0.8 million and $0.9 million for 2003 and 2002, respectively.

IMPAIRMENTS OF GOODWILL AND OTHER LONG-LIVED ASSETS

The Corporation’s methodology for allocating the purchase price relating to acquisitions is determined through established valuation techniques and based on valuations performed by an independent third party. Goodwill is measured as the excess of the cost of acquisition over the sum of the amounts assigned to identifiable assets acquired less liabilities assumed. The Corporation performs goodwill impairment tests on an annual basis and more frequently in certain circumstances, if necessary. The Corporation compares the fair value of the reporting unit to its carrying value including goodwill. If the carrying value exceeds the fair value, the Corporation would perform an additional fair value measurement calculation to determine the impairment loss, which would be charged to operations. In response to changes in industry and market conditions, the Corporation may be required to strategically realign resources and consider restructuring, disposing of, or otherwise exiting businesses, which could result in an impairment of goodwill.

The Corporation evaluates the recoverability of long-lived assets, including property and equipment and certain identifiable intangible assets, whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Factors considered important which could trigger an impairment review include significant underperformance relative to historical or projected future operating results, significant changes in the manner of use of the assets or the strategy for the overall business, significant decrease in the market value of the assets and significant negative industry or economic trends. When the Corporation determines that the carrying amount of long-lived assets may not be recoverable based upon the existence of one or more of the indicators, the assets are assessed for impairment based on the estimated future undiscounted cash flows expected to result from the use of the asset and its eventual disposition. If the carrying amount of an asset exceeds its estimated future undiscounted cash flows, an impairment loss is recorded for the excess of the asset’s carrying amount over its fair value.

The goodwill and long-lived asset impairment assessments are generally determined based on fair value techniques including the estimated future discounted cash flows over the remaining useful life of the asset using a discount rate determined by management to be commensurate with the risk inherent in the current business model. The assumptions supporting the cash flows, including discount rates, are determined using the best estimates as of the date of the impairment review. If these estimates or their related assumptions change in the future, the Corporation may be required to record impairment charges for the assets.

MOORE WALLACE INCORPORATED

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2003

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION (continued)

RESTRUCTURING

The Corporation records restructuring charges to eliminate certain duplicative functions, to close certain facilities and dispose of duplicative or underutilized assets and real estate holdings in order to reduce the Corporation’s overall cost structure when management with the appropriate level of authority commits and approves these activities. These restructuring charges and related liabilities are based on contractual obligations, valuations from independent real estate specialists or appraisers and management’s best estimates at the time the charges are recorded.

The restructuring liabilities may change in future periods based on several factors that could differ from original estimates and assumptions. These include, but are not limited to: favorable contract settlements; ability to sublease properties based on market conditions at rates or on timelines different than originally estimated; change in fair market values of assets based on general or regional economic factors; breach of severance agreements; and change to original plans as a result of mergers or acquisitions. Such changes may result in a potential recovery of or additional restructuring charges that may affect amounts reported in the statements of operations of future periods.

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

The target asset allocation ranges for both the U.S. and Canadian pension plans is 60% to 70% equity securities and 30% to 40% debt securities. The plan asset allocations may deviate from the target allocations based upon market conditions. The expected long-term return on assets is determined by these allocations and the projected rates of return of the respective asset type over approximately a ten-year period. The Corporation uses input from both its actuaries and investment managers in establishing its expected rate of return. The expected returns incorporate long-term historical returns, probability analysis and anticipated future returns under projected economic conditions. The assumption at November 30, 2003 (the measurement date) for the expected return on plan assets was 7.2% for the U.S. pension plan and 8% for the Canadian pension plan. The discount rates used at November 30, 2003 to measure both the pension and postretirement benefit obligations was 6% for the U.S. plans and 6.2% for the Canadian plans.

The health care cost trend rates used in valuing the Corporation’s postretirement benefit obligation are established based upon actual health care cost trends and consultation with our actuaries. At November 30, 2003, the healthcare trend rate assumptions are as follows:

ASSUMPTIONS
Weighted average discount rate	6.0%
Weighted average health care cost trend rate:
Before age 65	11.0%
After age 65	12.9%
The healthcare cost trend rate will gradually decline to the ultimate trend rate then remain level thereafter
Weighted average ultimate health care cost trend rate	6.0%
Year in which ultimate health care cost trend rate will be achieved
Canada	2014
United States:
Before age 65	2011
After age 65	2013

MOORE WALLACE INCORPORATED

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2003

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION (continued)

The following is the 2003 effect of a 1% increase in the assumed health care cost trend rates for each future year on (expressed in thousands of U.S. Dollars):

Accumulated postretirement benefit obligation	$22,697
Aggregate of the service and interest cost components of net postretirement benefit cost	951

The following is the effect of a 1% decrease in the assumed health care cost trend rates for each future year on:

Accumulated postretirement benefit obligation	$17,601
Aggregate of the service and interest cost components of net postretirement benefit cost	866

In reaction to the significant increase in health care costs in recent years, the Corporation increased the healthcare cost trend rate assumption at the November 30, 2001 valuation date. The discount rate assumption is based upon published long-term bond indices at each measurement date. Changes in the discount rate do not have a significant effect on the postretirement benefit cost due to the maturity of the plan participants.

INCOME TAXES

Significant management judgment is required in determining the provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against the net deferred tax assets. The Corporation has recorded a valuation allowance due to uncertainties related to the ability to utilize some of the deferred tax assets, relating to net operating losses and future deductible expenses generated in various jurisdictions which have limited carry-forward periods. The valuation allowance is based on estimates of taxable income by jurisdiction in which the Corporation operates and the period over which the deferred tax assets will be recoverable. In the event that actual results differ from these estimates, or the estimates are adjusted in future periods, an additional valuation allowance may need to be established.

The Corporation has maintained a valuation allowance to reduce its deferred tax assets based on an evaluation of the amount of deferred tax assets that management believes are more likely than not to be ultimately realized in the foreseeable future. The valuation allowance was reduced in 2003 and 2002 based on management’s best estimate of the amount of deferred tax assets that will more likely than not be realized.

LOSS CONTINGENCIES

The Corporation is subject to the possibility of various loss contingencies arising in the ordinary course of business. The Corporation considers the likelihood of loss or impairment of an asset or the incurrence of a liability, as well as the ability to reasonably estimate the amount of loss, in determining loss contingencies. An estimated loss contingency is accrued when it is probable that an asset has been impaired or a liability has been incurred and the amount of the loss can be reasonably estimated. The Corporation regularly evaluates current information available to determine whether such accruals should be adjusted and whether new accruals are required.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

MARKET RISK DISCLOSURE

The risks inherent in the Corporation’s market risk sensitive instruments and positions is summarized as: the potential loss arising from adverse changes in interest rates; creditworthiness; foreign currency exchange rates; and certain commodity prices. There have been no material changes in market risk from the prior year.

MOORE WALLACE INCORPORATED

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2003

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (continued)

INTEREST RATES AND FOREIGN CURRENCY

The Corporation is exposed to interest rate risk on its variable rate debt and price risk on its fixed rate debt. The Corporation uses interest rate swap agreements to manage its interest rate risk and price risk by balancing its exposure to fixed and variable interest rates while attempting to minimize interest costs (See Note 10).

The Corporation is exposed to the impact of foreign currency fluctuations in certain countries in which it operates. The exposure to foreign currency movements is limited because the operating revenues and expenses of its various subsidiaries and business units are substantially in the local currency of the country in which they operate. To the extent revenues and expenses are not in the local currency of the operating unit, the Corporation enters into foreign currency forward contracts to hedge the currency risk. As of December 31, 2003, the aggregate amount of outstanding forward contracts was $15.8 million. Gains and losses from these foreign currency contracts were not significant at December 31, 2003. The Corporation does not use derivative financial instruments for trading or speculative purposes.

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

CREDIT RISK

The Corporation is exposed to credit risk on accounts receivable balances. This risk is limited due to the Corporation’s large, diverse customer base, dispersed over various geographic regions and industrial sectors. No single customer comprised more than 5% of the Corporation’s consolidated net sales in 2003, 2002 and 2001. The Corporation maintains provisions for potential credit losses and any such losses to date have been within the Corporation’s expectations.

COMMODITIES

The primary raw materials used by the Corporation are paper and ink. The cost of paper and ink represents a significant portion of costs of sales. Increases in price or a lack of availability of supply of these raw materials could have a material adverse effect on the consolidated financial condition and results of operations. The Corporation uses its significant purchasing volume to negotiate long-term supply contracts that give favorable prices, terms, quality and service. While the Corporation believes that these long-term contracts will enable the Corporation to receive adequate supplies of paper in the event of a tight paper supply, there can be no assurance in this regard. The majority of paper used by the Corporation is uncoated free sheet and comes from three paper grades – forms bond, tablet and offset. While paper pricing has remained relatively stable for the prior few years, the Corporation expects an upward pressure on the paper market in 2004, which could result in higher paper prices.

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

MOORE WALLACE INCORPORATED

CONSOLIDATED BALANCE SHEETS

AS AT DECEMBER 31,

(EXPRESSED IN THOUSANDS OF U.S. DOLLARS)

	2003	2002
ASSETS
Current Assets
Cash and cash equivalents	$148,704	$139,630
Accounts receivable, less allowance for doubtful accounts of $22,295 (2002—$19,538)	635,187	341,383
Inventories (Note 4)	246,440	129,889
Prepaid expenses	30,346	17,317
Deferred income taxes (Note 18)	61,656	31,912

Total Current Assets	1,122,333	660,131

Property, plant and equipment—net (Note 5)	583,553	255,722
Assets held for sale (Note 16)	37,844	—
Investments (Note 6)	31,761	32,256
Prepaid pension cost (Note 14)	230,049	221,520
Goodwill (Note 7)	853,136	106,254
Other intangibles—net (Note 7)	187,793	6,434
Deferred income taxes (Note 18)	2,438	53,938
Other assets (Note 8)	171,101	103,504

Total Assets	$3,220,008	$1,439,759

LIABILITIES
Current Liabilities
Bank indebtedness	$56,827	$18,158
Accounts payable and accrued liabilities (Note 9)	668,198	486,507
Short-term debt (Note 10)	7,662	2,135
Income taxes	85,741	58,562
Deferred income taxes (Note 18)	660	3,184

Total Current Liabilities	819,088	568,546

Long-term debt (Note 10)	899,038	187,463
Postretirement benefits (Note 15)	261,525	241,344
Deferred income taxes (Note 18)	107,190	9,482
Other liabilities (Note 11)	103,963	43,776
Minority interest	5,045	6,652

Total Liabilities	2,195,849	1,057,263

SHAREHOLDERS’ EQUITY
Share Capital (Note 12)
Authorized: Unlimited number of preference (none outstanding for 2003 and 2002) and common shares without par value Issued: 159,701,411 common shares in 2003 111,842,348 common shares in 2002	915,500	403,800
Unearned restricted shares	(2,457)	(2,572)
Retained earnings	228,777	114,601
Cumulative translation adjustments (Note 13)	(117,661)	(133,333)

Total Shareholders’ Equity	1,024,159	382,496

Total Liabilities and Shareholders’ Equity	$3,220,008	$1,439,759

See notes to consolidated financial statements

MOORE WALLACE INCORPORATED

CONSOLIDATED STATEMENTS OF OPERATIONS

YEARS ENDED DECEMBER 31,

(EXPRESSED IN THOUSANDS OF U.S. DOLLARS EXCEPT SHARE AND PER SHARE DATA)

	2003	2002	2001
Net sales	$2,872,796	$2,038,039	$2,154,574

Cost of sales	2,035,016	1,390,007	1,552,561
Selling, general and administrative expenses	525,726	459,613	575,586
Provision for (recovery of) restructuring costs—net	6,408	(850)	129,679
Depreciation and amortization (includes impairment charges of $7,169 for 2003, $0 for 2002 and $131,393 for 2001)	125,746	86,746	239,072

	2,692,896	1,935,516	2,496,898

Income (loss) from operations	179,900	102,523	(342,324)

Investment and other income (expense)	(5,382)	3,720	(10,721)
Interest expense—net	54,939	12,145	23,758
Debt settlement and issue costs	7,493	16,746	11,617

Earnings (loss) before income taxes and minority interest	112,086	77,352	(388,420)

Income tax expense (recovery)	(3,344)	2,472	(32,192)
Minority interest	1,254	1,622	1,810

Net earnings (loss)	$114,176	$73,258	$(358,038)
Distribution to certain convertible debenture holders	—	—	15,345

Net earnings (loss) available to common shareholders	$114,176	$73,258	$(373,383)

Net earnings (loss) per common share:
Basic	$0.81	$0.66	$(4.21)
Diluted	$0.81	$0.64	$(4.21)
Average shares outstanding (in thousands):
Basic	140,854	111,556	88,648
Diluted	141,643	114,022	88,648

See notes to consolidated financial statements

MOORE WALLACE INCORPORATED

CONSOLIDATED STATEMENTS OF RETAINED EARNINGS

YEARS ENDED DECEMBER 31,

(EXPRESSED IN THOUSANDS OF U.S. DOLLARS)

	2003	2002	2001
Balance at beginning of the year	$114,601	$51,666	$431,821
Net earnings (loss)	114,176	73,258	(358,038)

	228,777	124,924	73,783
Repurchase of common shares (1,069,700 in 2002)	—	10,323	—
Subordinated convertible debentures	—	—	17,694
Dividends (5¢ per share in 2001)	—	—	4,423

Balance at end of year	$228,777	$114,601	$51,666

See notes to consolidated financial statements

MOORE WALLACE INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31,

(EXPRESSED IN THOUSANDS OF U.S. DOLLARS)

	2003	2002	2001
OPERATING ACTIVITIES
Net earnings (loss)	$114,176	$73,258	$(358,038)
Items not affecting cash resources:
Depreciation and amortization	125,746	86,746	239,072
Net (gain) loss on sale and write-off of investment and other assets	(650)	(5,929)	5,824
Acquisition related charges:
Inventory and backlog	38,590	—	—
Derivative charges—net	3,925	—	—
Write-off of deferred debt issue costs	7,493	—	—
Deferred income taxes	(24,081)	(25,996)	(35,103)
Pension settlement—net	—	—	96,605
Provision for (recovery of) restructuring costs—net	6,408	(850)	129,679
Debt settlement and issue costs	—	16,746	11,617
Restricted share compensation	1,027	1,093	—
Other	4,887	(10,804)	3,048
Changes in operating assets and liabilities:
Accounts receivable—net	(18,304)	(638)	44,684
Inventories	(7,835)	6,026	21,037
Prepaid expenses	(4,946)	(3,777)	9,148
Accounts payable and accrued liabilities	(46,638)	(9,741)	(19,378)
Income taxes	16,125	32,133	(4,417)
Other	(3,343)	128	(6,657)

Net cash provided by operating activities	212,580	158,395	137,121

INVESTING ACTIVITIES
Property, plant and equipment—net	(51,500)	(8,941)	(37,072)
Long-term receivables and other investments	(27,766)	(5,028)	(3,489)
Acquisition of businesses—net of cash acquired	(870,391)	(65,966)	(14,565)
Proceeds from sale of investment and other assets	31,417	—	38,495
Software expenditures	(5,467)	(10,958)	(6,517)
Other	3,549	(1,615)	1,210

Net cash used by investing activities	(920,158)	(92,508)	(21,938)

FINANCING ACTIVITIES
Dividends paid	—	—	(8,846)
Net change in short-term debt	527	(15,899)	15,325
Proceeds from issuance of long-term debt	1,010,280	200,000	7,963
Payments on long-term debt	(309,372)	(140,264)	(104,166)
Debt issue costs	(33,972)	—	—
Issuance (repurchase) of common shares—net	11,884	(7,949)	—
Other	(1,678)	(8,827)	(3,344)

Net cash provided (used) by financing activities	677,669	27,061	(93,068)

Effect of exchange rate on cash resources	314	(150)	(551)
(Decrease) increase in cash resources	(29,595)	92,798	21,564
Cash resources at beginning of year(a)	121,472	28,674	7,110

Cash resources at end of year(a)	$91,877	$121,472	$28,674

Supplemental disclosure of cash flow information:
Interest paid—net	$29,154	$13,324	$26,594

Income taxes (refunded) paid—net	(18,926)	(1,041)	3,425

(a)	Cash resources are defined as cash and cash equivalents less bank indebtedness.

See notes to consolidated financial statements

MOORE WALLACE INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS EXPRESSED IN THOUSANDS OF U.S. DOLLARS, UNLESS OTHERWISE INDICATED)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

Moore Wallace Incorporated is a corporation continued under the Canada Business Corporations Act. The consolidated financial statements, which are prepared in accordance with Canadian generally accepted accounting principles (GAAP), include the accounts of Moore Wallace Incorporated and its subsidiaries. The Corporation does not have any investments in unconsolidated special purpose entities or variable interest entities. All intercompany transactions have been eliminated. Comparative figures have been reclassified in the prior years where appropriate to conform to current year presentation. Significant differences between Canadian and U.S. GAAP are discussed in Note 24.

On May 15, 2003, the Corporation acquired (the “Acquisition”) all of the outstanding shares of Wallace Computer Services, Inc. (“Wallace”), a leading provider of printed products and print management services (see Note 3). The Corporation’s results of operations for the year ended December 31, 2003 include the results of Wallace from May 15, 2003 (“the acquisition date”).

REVENUE RECOGNITION

The Corporation recognizes revenue for the majority of its products upon shipment to the customer and the transfer of title. Under agreements with certain customers, custom forms may be stored by the Corporation for future delivery. In these situations, the Corporation receives a logistics and warehouse management fee for the services provided. In these cases, delivery and billing schedules are outlined with the customer and product revenue is recognized when manufacturing is complete, title transfers to the customer, the order is invoiced and there is reasonable assurance of collectability. Since the majority of products are customized, product returns are not significant; however, the Corporation accrues for the estimated amount of customer credits at the time of sale.

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

TRANSLATION OF FOREIGN CURRENCIES

The consolidated financial statements are expressed in United States dollars because a significant part of the Corporation’s net assets and earnings are located or originate in the United States. Except for the foreign currency financial statements of subsidiaries in countries with highly inflationary economies, Canadian and other foreign currency financial statements are translated into United States dollars on the following bases: all assets and liabilities at the year-end exchange rates; income and expenses at average exchange rates during the year. Net unrealized exchange adjustments arising on translation of foreign currency financial statements are reported as cumulative translation adjustments, a component of shareholders’ equity.

The foreign currency financial statements of subsidiaries in countries with highly inflationary economies are translated into United States dollars using the temporal method whereby monetary items are translated at current exchange rates, and non-monetary items are translated at historical exchange rates. In 2001, Venezuela was the only highly inflationary economy in which the Corporation operated. In 2002, Venezuela’s economy was no longer considered highly inflationary and the impact of this change in method of translation was not material to the consolidated financial statements.

Exchange losses or gains related to the translation of transactions denominated in foreign currencies are included in earnings. Amounts included in investment and other income for 2003 and 2002 were not material. In 2002, the Corporation adopted the recommendations of the Canadian Institute of Chartered Accountants (“CICA”) amended Handbook Section 1650, Foreign Currency Translation. The impact of the adoption of the standard was not material.

MOORE WALLACE INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

FINANCIAL INSTRUMENTS

The Corporation enters into forward exchange contracts to hedge exposures resulting from foreign exchange fluctuations in the ordinary course of business. The contracts are normally for terms of less than one year and are used to mitigate the affect of fluctuations in foreign currencies. The unrealized gains and losses on outstanding contracts are included in investment and other income (expense). The Corporation uses interest rate swap agreements to manage its interest rate risk by balancing its exposure to fixed and variable interest rates while attempting to minimize interest costs (see Note 10).

At December 31, 2003, the aggregate amount of forward exchange contracts was $15,769 (2002—$13,648). Gains and losses from foreign exchange contracts for all years presented were not significant.

The Corporation may be exposed to losses if the counterparties to the above contracts fail to perform. The Corporation manages this risk by dealing only with what it believes to be financially sound counterparties and by establishing dollar and term limits for each counterparty. The Corporation does not use derivative financial instruments for trading or speculative purposes.

Short-term securities are highly liquid and consist of investment grade instruments in governments, financial institutions and corporations.

Unless otherwise disclosed in the notes to the consolidated financial statements, the estimated fair value of financial assets and liabilities approximates carrying value.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents consist of highly liquid investments with a maturity of three months or less.

INVENTORIES

Inventories of raw materials and work-in-process are valued at the lower of cost or replacement cost and inventories of finished goods at the lower of cost or net realizable value. In the United States, the cost of certain inventories is determined on the last-in, first-out (LIFO) basis. The cost of all other inventories is determined on the first-in, first-out (FIFO) basis.

PROPERTY, PLANT AND EQUIPMENT AND DEPRECIATION

Property, plant and equipment are stated at historical cost and are depreciated over their estimated useful lives using the straight-line method. The estimated useful lives of buildings range from 20 to 50 years and from 3 to 17 years for machinery and equipment. All costs for repairs and maintenance are expensed as incurred. Gains or losses on the disposal of property, plant and equipment are included in investment and other income and the cost and accumulated depreciation related to these assets are removed from the accounts.

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

GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill represents the excess cost of an acquired entity over the fair value assigned to the identifiable net assets acquired. Goodwill from acquisitions that occurred prior to July 1, 2001 was amortized over its useful life on a straight-line basis, not to exceed 40 years. Goodwill from acquisitions subsequent to July 1, 2001 is not amortized. Effective January 1, 2002, all goodwill ceased to be amortized.

Identifiable intangible assets are recognized apart from goodwill and are amortized over their estimated useful lives, except for identifiable intangible assets with indefinite lives, which are not amortized.

Goodwill and identifiable intangible assets are reviewed annually for impairment, or more frequently if events or changes in circumstances indicate that the carrying value may not be recoverable. In the absence of comparable market valuations, the Corporation compares expected future undiscounted cash flows to be generated by the asset or related reporting unit to its carrying value. If the carrying value exceeds the sum of the future undiscounted cash flows, the Corporation would perform an additional fair value measurement calculation to determine the impairment loss, which would be charged to operations in the period identified.

MOORE WALLACE INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

AMORTIZATION

Deferred charges include certain costs to acquire and develop internal-use computer software, which is amortized over its estimated useful life using the straight-line method, up to a maximum of seven years.

Deferred debt issue costs are amortized over the term of the related debt.

PENSION AND POSTRETIREMENT PLANS

The Corporation records annual amounts relating to its pension and postretirement plans based on calculations specified by GAAP, which include various actuarial assumptions, including discount rates, assumed rates of return, compensation increases, turnover rates and healthcare cost trend rates. The Corporation reviews its actuarial assumptions on an annual basis and makes modifications to the assumptions based on current rates and trends when it is deemed appropriate to do so. The effect of modifications is generally recorded or amortized over future periods. The Corporation believes that the assumptions utilized in recording its obligations under its plans are reasonable based on its experience, market conditions and input from its actuaries and investment advisors.

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

STOCK-BASED COMPENSATION

The Corporation has stock-based compensation plans as described in Note 12. The Corporation accounts for stock options using the intrinsic value method. Stock options generally do not give rise to compensation expense as they have an exercise price equal to the fair market value at dates of grant. Stock option compensation expense was not significant in 2003. In 2002 and 2001, no compensation expense was recognized. See Notes 12 and 24 for the pro forma effect of accounting for stock options under the fair value method for both Canadian and U.S. GAAP, respectively.

The Corporation also awards restricted common shares. Compensation expense is measured based upon the fair value on the date of issue and is recognized as the shares vest (see Note 12).

USE OF ESTIMATES

The preparation of consolidated financial statements in conformity with Canadian GAAP requires management to make estimates and assumptions that affect the reported assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from these estimates. Estimates are used when accounting for items and matters including, but not limited to, allowance for uncollectible accounts receivable, inventory obsolescence, amortization, asset valuations, employee benefits, taxes, restructuring and other provisions and contingencies.

MOORE WALLACE INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

2. CHANGES IN ACCOUNTING POLICIES

CICA ACCOUNTING GUIDELINE NO. 14 DISCLOSURE OF GUARANTEES

Effective January 1, 2003, the Corporation adopted CICA Accounting Guideline No. 14, Disclosure of Guarantees (AcG-14), which requires financial statement disclosures to be made by a guarantor about its obligations under contracts that contain guarantees. Significant guarantees that have been entered into by the Corporation are disclosed in Notes 10 and 22.

CICA SECTION 3062, 3063 AND 3475 IMPAIRMENT OF LONG-LIVED ASSETS, DISPOSAL OF LONG-LIVED ASSETS AND DISCONTINUED OPERATIONS AND GOODWILL AND OTHER ASSETS

In 2002, the CICA Handbook Sections 3063, Impairment of Long Lived Assets, and 3475, Disposal of Long Lived Assets and Discontinued Operations, were issued. The standards require an impairment loss to be recognized when the carrying amount of an asset held for use exceeds the sum of undiscounted cash flows. The impairment loss would be measured as the amount by which the carrying amount exceeds the fair value of the asset. An asset held for sale is to be measured at the lower of carrying cost or fair value less cost to sell. In addition, this guidance broadens the concept of a discontinued operation and eliminates the ability to accrue operating losses expected between the measurement date and the disposal date. CICA Handbook Section 3063 is effective for fiscal years beginning on or after April 1, 2003, and CICA Handbook Section 3475 applies to disposal activities initiated by an enterprise’s commitment to a plan on or after May 1, 2003. The Corporation adopted these standards during 2003.

On January 1, 2002, the Corporation adopted the recommendations of CICA Handbook Section 3062, Goodwill and Other Intangible Assets. Under this standard goodwill from acquisitions subsequent to July 1, 2001 is not amortized but is subject to an annual impairment test. Effective January 1, 2002, all goodwill ceased to be amortized and is subject to an annual impairment test.

This standard requires reclassification of identifiable intangibles separately from previously reported goodwill. This standard also requires goodwill and identifiable intangible assets to be reviewed annually for impairment, and more frequently if events or changes in circumstances indicate their carrying values may not be recoverable.

The transitional impairment testing required by this standard had no impact on the Corporation’s consolidated financial position and result of operations since the carrying amounts of goodwill and other intangible assets did not exceed their fair values.

CICA SECTION 1581 BUSINESS COMBINATIONS

In 2002, the Corporation adopted CICA Handbook Section 1581, Business Combinations. The standard requires that all business combinations be accounted for using the purchase method of accounting. This standard had no material impact on its consolidated financial condition or results of operations.

CICA SECTION 1650 FOREIGN CURRENCY TRANSLATION

Effective January 1, 2002, the Corporation adopted the provisions amending CICA Handbook Section 1650, Foreign Currency Translation. The amendment eliminates the deferral and amortization of unrealized translation gains and losses on non-current monetary assets and liabilities and requires that exchange gain or loss arising on translation of a foreign currency denominated non-monetary item carried at market be included in income in the current reporting period. The adoption of this standard did not have a material impact on the Corporation’s consolidated financial condition or results of operations.

CICA SECTION 3870 STOCK-BASED COMPENSATION AND OTHER STOCK-BASED PAYMENTS

Effective January 1, 2002, the Corporation adopted CICA Handbook Section 3870, Stock-Based Compensation and Other Stock-Based Payments. The recommendations establish standards for the recognition, measurement and disclosure of stock-based compensation and other stock-based payments made in exchange for goods and services. It applies to transactions, including non-reciprocal transactions, in which an enterprise grants shares of common stock, stock options, or other equity instruments, or incurs liabilities based on the price of common stock or other equity instruments. Effective January 1, 2004, the standard will require fair value measurement and recognition of equity instruments awarded to employees and the cost of services received as consideration. A pro forma disclosure of net income and earnings per share using the fair value based method of accounting has been presented for the required periods.

MOORE WALLACE INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

3. ACQUISITIONS AND PENDING COMBINATION

On May 15, 2003, the Corporation acquired all of the outstanding shares of Wallace, a leading provider of printed products and print management services, in exchange for consideration of $14.40 in cash and 1.05 shares of the Corporation for each outstanding share of Wallace. The aggregate consideration to the Wallace shareholders was $1.1 billion and was comprised of a cash payment of $609.7 million and 44,458,825 common shares of the Corporation with a fair value of $471.7 million. The fair value of the Corporation’s shares was based upon the actual number of shares issued to the Wallace shareholders using the average closing trading price of the Corporation’s common shares on the NYSE during a five-day trading period beginning two days prior to the announcement of the merger agreement on January 17, 2003. The total purchase price of $1.3 billion also included $218.2 million for the settlement of Wallace debt and other liabilities, and direct acquisition costs to date of $20.2 million.

The transaction was recorded by allocating the cost of the assets acquired, including intangible assets and liabilities assumed based on their estimated fair values at the date of acquisition. The excess of the cost of the Acquisition over the net of amounts assigned to the fair value of the assets acquired and the liabilities assumed was recorded as goodwill. The purchase price was allocated, based on the Corporation’s estimates, which included valuations and appraisals, as follows:

Accounts receivable	$238,321
Inventory	137,562
Customer backlog	3,790
Other current assets	13,350
Property, plant and equipment—net	388,266
Long-term and other assets	38,583
Capitalized software	45,400
Amortizable intangible assets	60,454
Intangible assets with indefinite lives	89,200
Goodwill	698,515
Accounts payable and accrued liabilities	(184,479)
Short-term and long-term debt	(16,189)
Postretirement and pension benefits	(50,915)
Deferred taxes—net	(122,929)
Other long-term liabilities	(19,031)

Total purchase price—net of cash acquired	$1,319,898

PRO FORMA RESULTS (unaudited)

The following unaudited pro forma financial information presents the combined results of operations of the Corporation and Wallace as if the Acquisition had occurred as of the beginning of the periods presented. The historical results for 2003 include the results of Wallace from the acquisition date. The pro forma results for 2003 combine the results of the Corporation for 2003 and the historical results of Wallace from January 1, 2003 through May 15, 2003. Due to the different historical fiscal period-ends for Moore and Wallace, the pro forma results for 2002 combine the historical results of Moore for 2002 and the historical results of Wallace for the twelve months ended October 31, 2002. The unaudited pro forma financial information is not intended to represent or be indicative of the Corporation’s consolidated results of operations or financial condition that would have been reported had the Acquisition been completed as of the beginning of the periods presented and should not be taken as indicative of the Corporation’s future consolidated results of operations or financial condition. Pro forma adjustments are tax effected at the Corporation’s statutory tax rate.

	2003	2002
Net sales	$3,413,804	$3,560,165
Net earnings	130,200	52,318
Net earnings per share:
Basic	$0.83	$0.34
Diluted	$0.82	$0.33

MOORE WALLACE INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

3. ACQUISITIONS AND PENDING COMBINATION (continued)

The unaudited pro forma financial information in both 2003 and 2002 includes $8,752 for the amortization of purchased intangibles. The unaudited pro forma financial information also includes the following non-recurring charges: acquisition related charges of $67,896 for 2003 and 2002; and net restructuring charges of $6,408 and $40,518 for 2003 and 2002, respectively.

OTHER ACQUISITIONS

On December 31, 2003, the Corporation acquired all of the outstanding shares of Payment Processing Solutions, Inc. (“PPS”), a processor of printed statements, in exchange for total consideration of $82,611, net of cash acquired of $9,338. Consideration was comprised of a cash payment of $5,331 and the issuance of 1,580,213 shares of the Corporation with a fair value of $27,195. The fair value of the Corporation’s common shares was based upon the actual number of shares issued to the PPS shareholders using the average closing trading price of the Corporation’s common shares on the New York Stock Exchange (“NYSE”) during a five-day trading period beginning two days prior to the announcement of the acquisition agreement on November 26, 2003. The total purchase price also included $25,625 for the settlement of PPS debt and other liabilities, and direct acquisition costs to date of $583. In addition, at December 31, 2003, the Corporation has recorded a current liability to PPS shareholders for consideration outstanding of $33,215. Under the terms of the PPS acquisition agreement, the majority shareholder of PPS had a right to defer receipt of a portion of the cash consideration owed to them in connection with the sale and request that the Corporation seek the approval of the Corporation’s shareholders to allow settlement in common shares instead of cash. The shareholder vote occurred on February 23, 2004 and the settlement of the liability in common shares instead of cash was approved. On February 25, 2004, the Corporation issued 2,233,989 common shares to the PPS shareholders. The allocation of the purchase price is preliminary and subject to change, based upon the determination and receipt of additional information, including the finalization of the fair value of real and personal property acquired and the recognition of certain liabilities in connection with the acquisition. The allocation of the purchase price to the assets acquired and liabilities assumed at their fair values at the date of acquisition, based on preliminary valuations and appraisals, was as follows:

Working capital, other than cash	$6,378
Property, plant and equipment	12,332
Other assets	969
Amortizable intangible assets	31,542
Intangible asset with indefinite life	6,400
Goodwill	44,447
Other liabilities	(1,364)
Deferred taxes—net	(18,093)

Purchase price-net of cash acquired	$82,611

The majority shareholder of PPS was Greenwich Street Capital Partners (“GSC Partners”). Alfred C. Eckert III, the chairman and chief executive officer of GSC Partners, is also the chairman of the Corporation’s Board of Directors. Mr. Eckert also holds the following positions with the Greenwich Street Funds: (i) a managing member of Greenwich Street Investments II, L.L.C., which is the general partner of the Greenwich Street Funds, (ii) a senior limited partner of GSCP (NJ), L.P. and (iii) an executive officer of GSCP (NJ), Inc., which is the general partner of GSCP (N.J.), L.P. Due to Mr. Eckert’s affiliation with the Greenwich Street Funds, Mr. Eckert rescued himself from all proceedings of the Corporation’s Board of Directors in connection with the PPS transaction. The Corporation’s Board of Directors formed a special committee of independent directors, who retained independent legal and financial advisors, to evaluate the PPS transaction.

On December 31, 2001, and January 31, 2002, the Corporation acquired certain assets relating to the Document Management Services business of IBM Canada Limited and The Nielsen Company, a commercial printer, for total consideration of $14,592 and $57,202, respectively, net of cash acquired. The allocations of the purchase prices to the assets acquired and liabilities assumed based on fair values at the dates of acquisition were as follows:

Working capital, other than cash	$10,933
Property, plant and equipment	9,475
Other liabilities	(15,020)
Goodwill and other intangibles	66,406

Purchase price—net of cash received	$71,794

MOORE WALLACE INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

3. ACQUISITIONS AND PENDING COMBINATION (continued)

In May 2002, the Corporation purchased the remaining minority interest in its consolidated subsidiary, Quality Color Press, Inc., for total consideration of $6,680. The cost of this acquisition exceeded the fair value of the net assets acquired by $5,437, which was allocated to goodwill and other intangible assets. Management has reclassified this business from the Commercial segment to the Forms and Labels segment in order to reflect the business synergies and integration plans. During August 2002, the Corporation purchased the remaining minority interest of its consolidated subsidiaries located in Central America for consideration of $2,750. The carrying value of the minority interests approximated the purchase price.

Pro forma disclosures for the aforementioned acquisitions have been excluded because they are not material to the Corporation’s consolidated financial position or results of operations.

PENDING COMBINATION

In November 2003, the Corporation entered into a combination agreement with R.R. Donnelley & Sons Company (“RR Donnelley”), a leading provider of printing and publishing services, under which each common share of the Corporation will be exchanged for 0.63 of a share of common stock of RR Donnelley (the “Combination”). The purchase price is approximately $3.6 billion based on approximately 158 million of the Corporation’s shares outstanding, which includes the assumption of the Corporation’s debt of approximately $0.9 billion. The estimated purchase price was derived using the average of the RR Donnelley closing share price on the NYSE during the five-day trading period beginning two trading days before the date of the announcement of the transaction on November 9, 2003. The transaction is expected to close on February 27, 2004. Under certain terms specified in the Combination Agreement, the Corporation or RR Donnelley may terminate the agreement and, as a result, either party may be required to pay a termination fee of up to $85.0 million to the other party. Upon consummation, the Corporation’s outstanding common shares will cease to trade. Unless otherwise indicated, the consolidated financial statements and related notes pertain to the Corporation as a stand-alone entity and do not reflect the impact of the pending business combination transaction with RR Donnelley.

4. INVENTORIES

	2003	2002
Raw materials	$67,226	$31,883
Work-in-process	41,885	10,303
Finished goods	134,077	84,190
Other	3,252	3,513

	$246,440	$129,889

The current cost of these inventories exceeds the last-in, first-out cost by approximately $15,459 at December 31, 2003 (2002—$16,239).

5. PROPERTY, PLANT AND EQUIPMENT

	2003	2002
Land	$30,328	$9,952
Building	234,048	155,454
Machinery and equipment	1,081,711	800,448

	1,346,087	965,854
Less: Accumulated depreciation	762,534	710,132

	$583,553	$255,722

Depreciation expense for 2003 was $86,124 (2002—$64,832; 2001—$108,436). In 2003 and 2001, the Corporation recognized asset impairment charges of $1,632 and $28,549, respectively, which were included in depreciation and amortization. No impairment charges were recorded in 2002.

MOORE WALLACE INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

6. INVESTMENTS

	2003	2002
Long-term bonds	$31,761	$30,556
Cost basis	—	1,700

	$31,761	$32,256

In the fourth quarter of 2002, the Corporation recorded a $2,500 impairment charge against its cost basis investment for a permanent decline in market value. In 2003, the Corporation sold this investment for proceeds, which approximated the carrying value.

The fair market value of the long-term bonds at December 31, 2003 is approximately $31,600 (2002—$28,200).

7. GOODWILL AND OTHER INTANGIBLES

The changes in the carrying value of goodwill by operating segment for the year ended December 31, 2003 are as follows:

GOODWILL	BALANCE AT JANUARY 1, 2003	ADDITIONS	FOREIGN EXCHANGE	BALANCE AT DECEMBER 31, 2003
Forms and Labels	$45,550	$268,465	$1,364	$315,379
Outsourcing	11,846	44,447	2,556	58,849
Commercial	48,858	430,050	—	478,908

	$106,254	$742,962	$3,920	$853,136

The changes in the carrying value of goodwill by operating segment for the year ended December 31, 2002 are as follows:

GOODWILL	BALANCE AT JANUARY 1, 2002	ADDITIONS	FOREIGN EXCHANGE	BALANCE AT DECEMBER 31, 2002
Forms and Labels	$41,857	$3,773	$(80)	$45,550
Outsourcing	—	11,866	(20)	11,846
Commercial	—	48,858	—	48,858

	$41,857	$64,497	$(100)	$106,254

Other intangibles at December 31, 2003 consist of the following:

OTHER INTANGIBLES	GROSS CARRYING AMOUNT JANUARY 1, 2003	ADDITIONS	ACCUMULATED AMORTIZATION and FOREIGN EXCHANGE	BALANCE AT DECEMBER 31, 2003	AMORTIZABLE LIFE
Trademarks, license and agreements	$3,390	$22,896	$(4,299)	$21,987	2-10 Years
Customer intangibles	2,729	69,100	(3,652)	68,177	2-12 Years
Indefinite-lived Trademarks	1,664	95,600	365	97,629	Indefinite

	$7,783	$187,596	$(7,586)	$187,793

MOORE WALLACE INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

7. GOODWILL AND OTHER INTANGIBLES (continued)

Other intangibles at December 31, 2002 consisted of the following:

OTHER INTANGIBLES	GROSS CARRYING AMOUNT JANUARY 1, 2002	ADDITIONS	ACCUMULATED AMORTIZATION and FOREIGN EXCHANGE	BALANCE AT DECEMBER 31, 2002	AMORTIZABLE LIFE
Trademarks, license and agreements	$437	$2,953	$(463)	$2,927	4-10 Years
Customer intangibles	—	2,729	(886)	1,843	3 Years
Indefinite-lived	—	1,664	—	1,664	Indefinite

Trademarks	$437	$7,346	$(1,349)	$6,434

The total intangible asset amortization expense for the year ended December 31, 2003, was $6,993 (2002 — $1,349), included in the depreciation and amortization expense. Intangible asset amortization expense for the next five years is estimated to be:

2004	$13,487
2005	$10,526
2006	$7,627
2007	$7,615
2008	$7,615

The table below provides a reconciliation of the reported net loss for 2001 to the pro forma net loss, which excludes previously recorded goodwill amortization on goodwill outstanding at December 31, 2001:

	2001 PER SHARE
	NET LOSS	BASIC	DILUTED
Net loss available to common shareholders (as reported)	$(373,383)	$(4.21)	$(4.21)
Add back: Goodwill amortization—net of tax	2,265	0.03	0.03

Pro forma net loss	$(371,118)	$(4.18)	$(4.18)

In 2001, the Corporation recorded charges of $76,808, included in depreciation and amortization, for permanent impairment of goodwill related to dispositions and assets held for disposition (see Note 16). The impairment resulted from a significant sales decline, customer turnover and the decision to classify certain assets as held for sale.

MOORE WALLACE INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

8. OTHER ASSETS

	2003	2002
Computer software—net of accumulated amortization	$106,603	$89,208
Cash surrender value of life insurance for deferred compensation plan	16,273	—
Assets held in trust for deferred compensation plan	12,899	—
Deposit and other receivables	1,555	3,218
Deferred debt issue costs	30,692	7,955
Other	3,079	3,123

	$171,101	$103,504

Amortization expense related to computer software was $32,629 in 2003 ($20,553 – 2002; $22,936 – 2001).

In 2001, the Corporation recorded a charge of $26,036 included in depreciation and amortization for the write-off of certain computer software costs, primarily related to a component of its ERP system, which would not be deployed.

In 2003, the Corporation recorded a charge of $5,537, included in depreciation and amortization for the disposal of redundant enterprise software systems as a result of the Acquisition.

Pursuant to the Acquisition, the Corporation funded Wallace’s historical deferred compensation plan liability with the cash surrender value of existing Wallace life insurance contracts and a cash payment into the deferred compensation plan trust.

9. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

	2003	2002
Trade accounts payable	$186,511	$117,770
Deferred revenue	28,179	26,718
Other payables	80,708	40,986

	295,398	185,474
Payroll costs	93,019	85,439
Employee benefit costs	44,570	27,787
Restructuring liabilities (Note 17)	67,122	81,440
Other	168,089	106,367

	$668,198	$486,507

MOORE WALLACE INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

10. DEBT

	2003	2002
Senior Unsecured Notes, maturing January 15, 2011	$400,460	$—
B Term Loan, maturing March 14, 2010	497,500	—
Term Loan B Facility	—	179,500
Other, including capital leases	8,740	10,098

Total Debt	906,700	189,598
Less current portion	7,662	2,135

Long-term debt	$899,038	$187,463

At December 31, 2003, the maturities of the Corporation’s debt are as follows:

2004	$7,662
2005	7,408
2006	6,192
2007	5,510
2008	5,486
Thereafter	874,442

$906,700

In March 2003, the Corporation entered into an $850.0 million senior secured credit facility (the “New Facility”) in connection with the Acquisition, which replaced the Term Loan B Facility (the “Old Facility”). The New Facility consists of a seven-year $500.0 million B Term Loan, which was funded in escrow until the Acquisition, and a five-year $350.0 million Revolving Credit Facility, each of which is subject to a number of restrictive and financial covenants that, in part, limit additional indebtedness and the ability of the Corporation to engage in certain transactions with affiliates, create liens on assets, engage in mergers and consolidations, or dispose of assets. The financial covenants are calculated quarterly and include, in part, tests of leverage and interest coverage. At December 31, 2003 the interest rate on the New Facility was 3.19%, which is based on three-month LIBOR plus a 200 basis point margin.

Also, in March 2003, the Corporation issued $403.0 million of 7 7/8 % senior unsecured notes (the “Senior Notes”) due 2011 at a $2,825 discount to the principal amount. Interest on the Senior Notes is payable semiannually on January 15 and July 15 commencing on July 15, 2003. The indenture governing the Senior Notes contains certain restrictive covenants that, among other things, limit additional indebtedness and the Corporation’s ability to engage in certain transactions with affiliates, create liens on assets, engage in mergers and consolidations or dispose of assets. The Corporation, at its option, may redeem up to 40% of the Senior Notes prior to January 15, 2006, at a predetermined redemption price with the proceeds of certain equity offerings. In addition, subsequent to January 15, 2007, the Senior Notes may be redeemed at predetermined redemption prices. On or prior to January 15, 2007, the Corporation may also redeem the Senior Notes upon a change of control at a price equal to 100% of the principal plus an applicable premium. At December 31, 2003, the fair market value of the Senior Notes was approximately $450.0 million.

A covenant in the Corporation’s New Facility states that the Corporation may not agree to enter into any merger transaction, subject to certain exceptions. These exceptions do not cover agreeing to enter into the Combination with RR Donnelley announced November 9, 2003. The Corporation has advised the lenders under its New Facility of this situation and the lenders have granted a waiver of the covenant. The execution of the Combination Agreement did not breach any of the Senior Notes covenants. Other than the merger covenant under the New Facility, at December 31, 2003 the Corporation was in compliance with all covenants under the New Facility and the indenture for the Senior Notes.

MOORE WALLACE INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

10. DEBT (continued)

In August 2002, the Corporation entered into the Old Facility which was comprised of a five-year $125.0 million Revolving Credit Facility, a five-year $75.0 million Delayed Draw Term Loan A Facility and a six-year $200.0 million Term Loan B Facility. On September 4, 2002, with proceeds from the Term Loan B Facility, the Corporation redeemed $100.0 million of senior guaranteed notes and incurred a net prepayment charge of $16.7 million.

As a result of replacing the Old Facility, the Corporation recorded a net charge in 2003, which is included in Investment and Other Income (Expense), of $3.9 million for the fair value on $150.0 million notional amount fixed rate interest rate swaps that were designated as cash flow hedges of the variable interest on the Old Facility. At December 31, 2003, Other Liabilities includes an amount equal to and resulting from this net charge that will be ratably reduced and recorded as income over the remaining term of the swaps.

For 2003, interest expense includes the following acquisition related items: pre-acquisition interest expense of $10.7 million; interest income of $1.3 million on the aforementioned debt proceeds held in escrow; and $4.0 million of bridge financing fees.

Debt settlement expense in both 2003 and 2001 represents the write-off of the respective deferred debt issue costs resulting from the extinguishment of the Old Facility in 2003 and the conversion of the convertible subordinated debentures in 2001. Debt settlement expense in 2002 represents the redemption premium paid to early extinguish senior guaranteed notes and the related debt issue costs.

At December 31, 2003, the Corporation had $400.0 million notional amount outstanding in swap agreements that exchange variable interest rates (LIBOR) for fixed interest rates over the terms of the agreements. The Corporation has designated these swaps as cash flow hedges of the interest rate risk attributable to forecasted variable interest payments. At December 31, 2003, the Corporation also had $250.0 million notional amount interest rate swaps that exchange the fixed rate interest on the Senior Notes to floating rate six-month LIBOR plus a basis point spread. The swaps are designated as a fair value hedge against $250.0 million of principal on the Senior Notes and mature January 2011.

The details of the Corporation’s interest rate swaps at December 31, 2003 are as follows:

			Weighted average
	Notional Amount	Market Value Asset (Liability)	Remaining Term (yrs)	Interest Pay Rate	Interest Receive Rate
Fixed Rate Swaps	$400,000	$(2,979)	1.7	2.29%	Three-month LIBOR
Floating Rate Swaps	$250,000	$(14,250)	7.0	Six-month LIBOR +4.19%	7.875%

The interest rate differential received or paid on both the cash flow and fair value hedges is recognized as an adjustment to interest expense.

The net book value of assets subject to liens in 2003, other than under the New Facility, which has the benefit of a lien covering virtually all of the Corporation’s assets, is $21,157 (2002 — $26,563, other than under the Old Facility). The liens are primarily mortgages against property, plant and equipment and other current assets.

The Corporation also maintains uncommitted bank operating lines in the majority of the domestic markets in which it operates. These lines of credit are maintained to cover temporary cash shortfalls. Maximum allowable borrowings under these uncommitted facilities amounted to $48,699 at December 31, 2003 ($551 outstanding) and may be terminated at any time at the Corporation’s option. The amount available under these facilities at December 31, 2003 was $48,148.

The Corporation also had approximately $44,870 in outstanding letters of credit at December 31, 2003, of which $25,190 were issued against the $350.0 million Revolving Credit Facility.

MOORE WALLACE INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

10. DEBT (continued)

On December 28, 2001, the $70.5 million subordinated convertible debentures held by Chancery Lane/GSC Investors L.P. (the “Partnership”) were converted into 21,692,311 common shares (see Note 24). The Corporation issued 1,650,000 additional common shares (“additional shares”) as an inducement to the Partnership’s Class A limited partners to convert prior to December 22, 2005, the date the Corporation could have redeemed the debentures. The right to receive the additional shares was assigned by the Partnership to its Class A limited partners. Under the terms of the partnership agreement, the Class A limited partners were entitled to all the interest paid on the subordinated convertible debentures. As part of the inducement agreement, the Corporation agreed that if at December 31, 2003, the 20 day weighted average trading price of the common shares on the NYSE was less than $10.83 per share, the Corporation must make a payment equal to the lesser of $9.0 million or the value of 6,000,000 of its common shares at such date. As part of the agreement to acquire PPS, GSC waived this right. Certain officers of the Corporation, including the Chairman, the Chief Executive Officer, and the former Chairman, President and Chief Executive Officer, were investors in the Partnership.

11. OTHER LIABILITIES

	2003	2002
Unfunded pension obligations	$41,510	$28,170
Deferred compensation plan	35,439	—
Workers compensation claims payable	7,243	2,672
Long-term supply agreement	5,513	10,820
Fair value of derivatives	3,925	—
Other	10,333	2,114

	$103,963	$43,776

The deferred compensation plan liability reflects the approximate fair value of the plan obligation assumed pursuant to the Acquisition.

During 2000, the Corporation entered into a supply agreement to sell certain paper production assets and simultaneously entered into a long-term supply agreement with the purchaser of the assets. Proceeds received were allocated to the asset sale and supply agreement based on an appraisal. Since the Corporation anticipates making purchases ratably over the term of the supply agreement, the proceeds related to the agreement have been deferred and are being amortized on a straight-line basis over the term of the agreement as a reduction in cost of goods sold. The price terms of the supply agreement were no more favorable than those available from other parties.

Included in accounts payable and accrued liabilities at December 31, 2003 is $5,558 (2002—$6,138), representing the current portion of the supply agreement.

MOORE WALLACE INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

12. SHARE CAPITAL

The Corporation’s articles of continuance provide that its authorized share capital be divided into an unlimited number of common shares and an unlimited number of preference shares, issuable in one or more series. On February 7, 2002, the Corporation announced a program to repurchase up to $50.0 million of its common shares. No shares were purchased during 2003. The program calls for shares to be purchased on the NYSE from time to time depending upon market conditions, market price of the common shares and the assessment of the cash flow needs by the Corporation’s management.

CHANGES IN THE ISSUED COMMON SHARE CAPITAL	SHARES ISSUED	AMOUNT
Balance, December 31, 2001	111,803,651	$397,761
Exercise of stock options and other	723,397	6,195
Restricted shares issued	385,000	3,665
Repurchase of common shares	(1,069,700)	(3,821)

Balance, December 31, 2002	111,842,348	403,800
Shares issued for acquisition of businesses	46,039,038	498,904
Exercise of stock options and other	1,740,025	11,884
Restricted shares issued—net	80,000	912

Balance, December 31, 2003	159,701,411	$915,500

The Corporation has a long-term incentive program under which stock options and restricted stock awards may be granted to certain key employees. At December 31, 2003, there were 10,039,700 awards available for grant (2002—583,000; 2001—877,500). Stock options have an exercise price equal to the fair market value at date of grant. Options granted generally vest at 20% or 25% per year from the date of grant. Upon retirement, all options become vested. Options granted prior to 1999 are exercisable for five years after the date of retirement. Options granted after 1998 are exercisable for one year after the date of retirement. The options expire not more than 10 years from the date granted.

Restricted shares are approved by the Board of Directors of the Corporation and awarded under the Corporation’s Long-Term Incentive Plans. The restricted shares are subject to repurchase by the Corporation at no cost in the event a holder’s employment is terminated other than as a result of death, retirement or disability. These repurchase rights expire with respect to 25% of the initial restricted share grant each year beginning on the first anniversary of the restricted share award. Upon issuance of the restricted shares, unearned compensation expense equal to the market value is charged to share capital. The unearned compensation of the restricted shares is disclosed as a separate component of shareholders’ equity that will be recognized on a straight-line basis as compensation expense over the vesting period. Compensation expense related to restricted shares was $1,027 in 2003 and $1,093 in 2002.

On December 11, 2000, the Board of Directors approved the creation of Series 1 Preference Shares, which were non-voting and entitled the holder to a non-cumulative preferential annual dividend of CDN $0.001 per share and to receive any dividend paid on a common share. In the event of liquidation, dissolution or winding-up of the Corporation, a holder of a Series 1 Preference Share was entitled to receive a preferential amount of CDN $0.001 per share, together with all dividends declared and unpaid thereon. Thereafter, the Series 1 Preference Shares and common shares rank equally with each other on a share-for-share basis. Stock options to acquire 1,580,000 Series 1 Preference Shares were issued on December 11, 2000, and vest at 25% per annum. In April 2002, the shareholders of the Corporation approved the amendment of the options to purchase Series 1 Preference Shares to eliminate the cash-out provision and to make them exercisable for one common share per each Series 1 Preference Share option. The exercise price and the number of Series 1 Preference Share options remained unchanged.

MOORE WALLACE INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

12. SHARE CAPITAL (continued)

A summary of the Corporation’s stock option activity for the three years ended December 31, 2003, is presented below:

	YEARS ENDED DECEMBER 31,
	2003		2002		2001
	SHARES	WEIGHTED AVERAGE EXERCISE PRICE	SHARES	WEIGHTED AVERAGE EXERCISE PRICE	SHARES	WEIGHTED AVERAGE EXERCISE PRICE
(EXPRESSED IN CANADIAN CURRENCY)
Options outstanding at beginning of year	5,778,918	$14.14	7,942,169	$13.25	8,089,686	$13.96
Options granted	945,000	14.33	860,000	15.10	1,790,833	13.43
Options exercised	(1,740,025)	6.34	(714,069)	13.24	(4,400)	7.54
Options forfeited and expired	(1,036,653)	18.95	(2,309,182)	11.70	(1,933,950)	16.40

Options outstanding at year-end	3,947,240	$16.36	5,778,918	$14.14	7,942,169	$13.25

Options exercisable at year-end	2,283,303	$18.39	4,068,912	$15.00	3,227,715	$17.00

The following tables summarize information about stock options outstanding at December 31, 2003 (in Canadian currency):

	OPTIONS OUTSTANDING			OPTIONS EXERCISABLE
RANGE OF EXERCISE PRICES	NUMBER OUTSTANDING AT DECEMBER 31, 2003	WEIGHTED AVERAGE REMAINING CONTRACTUAL LIFE (YEARS)	WEIGHTED AVERAGE EXERCISE PRICE	NUMBER EXERCISABLE AT DECEMBER 31, 2003	WEIGHTED AVERAGE EXERCISE PRICE
$3.65 to $11.88	649,425	6.61	$6.19	508,425	$6.70
$14.12 to $19.15	2,494,675	7.69	15.61	971,738	17.46
$21.33 to $28.23	803,140	2.98	26.91	803,140	26.91

	3,947,240	6.55	$16.36	2,283,303	$18.39

The weighted average fair value per option granted was $4.48 in 2003 and $4.70 in 2002. The estimated fair values were calculated using the Black-Scholes option pricing model and the following assumptions.

	2003	2002
Risk-free interest rates	3.0%	3.2%
Expected lives (in years)	5	5
Dividend yield	—	—
Volatility	49%	49%

MOORE WALLACE INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

12. SHARE CAPITAL (continued)

The Corporation’s 2003 and 2002 net income and earnings per share on a pro forma basis using the fair value method are as follows:

	2003	2002
Net earnings, as reported	$114,176	$73,258
Pro forma adjustments, net of taxes
Stock compensation recorded	678	667
Fair value stock compensation	(1,650)	(867)

Pro forma net earnings	$113,204	$73,058

Pro forma earnings per share:
Basic	$0.80	$0.66
Diluted	$0.80	$0.64

In accordance with the transition rules of CICA Handbook Section 3870, Stock-Based Compensation and Other Stock-Based Payments, the pro forma results include the effect of options granted subsequent to December 31, 2001. This standard does not require pro forma presentation prior to 2002.

During 2003 and pursuant to the Share Plan for Non-Employee Directors, the Corporation issued 25,944 (2002—219,069; 2001—14,636) deferred share units as stock-based compensation for members of the Board of Directors. Deferred share units are exercisable for either cash or common shares at the discretion of the holder upon termination of the holder’s service on the Board of Directors. At December 31, 2003, 259,649 deferred share units were outstanding. For 2003, the compensation expense recorded for these deferred share units was $1,089 (2002—$1,994; 2001—$139).

13. CUMULATIVE TRANSLATION ADJUSTMENTS

	2003	2002
Balance at beginning of year	$(133,333)	$(128,177)
Currency translation	15,672	(5,156)

Balance at end of year	$(117,661)	$(133,333)

14. RETIREMENT PROGRAMS

DEFINED BENEFIT PENSION PLANS

During 2000, the Corporation amended the United States pension plan (the “Plan”) to cease all benefit accruals and announced its intention to terminate and wind-up the Plan. In April 2001, the Plan was further amended to terminate effective June 2001. Upon termination, the Corporation sought a determination letter from the Internal Revenue Service (“IRS”) as to the Plan’s tax qualification status. The terms of the April 2001 Plan amendment made the receipt of the IRS determination letter a prerequisite to the wind-up of the Plan and the distribution of the Plan assets. The IRS has imposed a moratorium on issuing such determination letters. Due to the uncertainty regarding the receipt of the determination letter and the effect such uncertainty has on the Corporation’s ability to effectively manage the Plan’s assets, on October 15, 2003, the Board of Directors of the Corporation resolved to take the steps necessary to revoke the amendment terminating the Plan. The Plan, as restored, remains frozen and will continue with no further benefit accruals.

During 2001, the Corporation purchased approximately $600.0 million in annuities to partially settle the Plan and recorded a settlement loss of $109.1 million. Pension expense on the unsettled portion of the Plan for 2003, 2002 and 2001 was calculated using a discount rate and expected return on plan assets, which were based upon estimated market rates to settle the remaining portion of the plan. The assumptions for the discount rate and expected return on Plan assets established at November 30, 2003 (the most recent measurement date) reflect the Corporation’s decision to not settle the remainder of the Plan’s obligations and, accordingly, the allocation of the Plan assets at December 31, 2003, which was 66% equity investments and 34% debt investments, reflect a long-term investment strategy.

MOORE WALLACE INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

14. RETIREMENT PROGRAMS (continued)

The target asset allocation ranges for both the U.S. and Canadian pension plans is 60% to 70% equity securities and 30% to 40% debt securities. The plan asset allocations may deviate from the target allocations based upon market conditions. The expected long-term return on assets is based from these allocations and the projected rates of return of the respective asset type over approximately a ten-year period. The Corporation uses input from both its actuaries and investment managers in establishing its expected rate of return. The expected returns incorporate long-term historical returns, probability analysis and anticipated future returns under projected economic conditions.

During 2001, the Corporation purchased annuities to settle substantially all of the obligation under the United Kingdom pension plan. This settlement reduced the projected benefit obligation and fair value of plan assets by $99,144.

In some subsidiaries, where either state or funded retirement plans exist, there are certain small supplementary unfunded plans. Pensionable service prior to establishing funded contributory retirement plans in other subsidiaries, covered by former discretionary non-contributory retirement plans, was assumed as a prior service obligation. In addition, the Corporation has supplemental retirement programs for certain senior executives. These unfunded pension obligations are included in other liabilities and include the unfunded portion of this prior service obligation and the supplementary unfunded plans. All of the retirement plans are non-contributory. Retirement benefits are generally based on years of service and employees’ compensation during the last years of employment.

Plan assets and obligations are measured as of November 30 for all years presented. The components of net pension expense are as follows:

	UNITED STATES			CANADA			INTERNATIONAL
	2003	2002	2001	2003	2002	2001	2003	2002	2001
NET PENSION EXPENSE
Service cost	$36	$28	$20	$2,879	$2,871	$3,169	$—	$—	$76
Interest cost	14,518	14,962	23,107	6,296	5,232	5,523	388	358	4,382
Expected return on assets	(22,542)	(22,020)	(37,863)	(8,171)	(7,188)	(7,497)	(1,286)	(1,204)	(5,931)
Settlement loss		—	109,115	—	—	—	—	—	—
Curtailment gain	—	—	2,154	—	—	—	—	—
Amortization of net loss (gain)	3,665	2,560	—	801	429	172	384	335	(209)

Net pension expense (benefit)	$(4,323)	$(4,470)	$96,533	$1,805	$1,344	$1,367	$(514)	$(511)	$(1,682)

MOORE WALLACE INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

14. RETIREMENT PROGRAMS (continued)

The following provides a reconciliation of the benefit obligation, plan assets and the funded status of the pension plans as of December 31, 2003 and 2002:

	UNITED STATES		CANADA		INTERNATIONAL
	2003	2002	2003	2002	2003	2002
FUNDED STATUS
Projected benefit obligation, beginning of year	$247,262	$227,730	$83,111	$82,347	$7,646	$6,576
Service cost	36	28	2,879	2,871	—	—
Interest cost	14,518	14,962	6,296	5,232	388	358
Actuarial loss (gain)	4,500	15,668	9,533	(2,764)	183	86
Foreign currency adjustments	—	—	18,653	677	881	710
Benefits paid	(8,748)	(11,126)	(6,974)	(5,252)	(8)	(84)

Projected benefit obligation, end of year	$257,568	$247,262	$113,498	$83,111	$9,090	$7,646

Fair value of plan assets, beginning of year	$382,612	$401,882	$78,418	$85,283	$25,303	$22,048
Actual return on assets	2,336	(8,144)	9,146	(2,363)	335	962
Foreign currency adjustments	—	—	17,460	750	2,776	2,377
Benefits paid	(8,748)	(11,126)	(6,974)	(5,252)	(8)	(84)

Fair value of plan assets, end of year	$376,200	$382,612	$98,050	$78,418	$28,406	$25,303

Excess (shortfall) of plan assets over projected benefit obligation	$118,632	$135,350	$(15,448)	$(4,693)	$19,316	$17,657
Unrecognized net loss	71,798	50,756	31,171	19,056	4,580	3,394

Prepaid pension cost	$190,430	$186,106	$15,723	$14,363	$23,896	$21,051

Assumptions:
Discount rates	6.0%	6.0%	6.2%	6.5%	5.0%	5.0%
Expected return on plan assets	7.2%	6.0%	8.0%	8.0%	5.0%	5.0%
Rate of compensation increase	—	—	4.0%	4.0%	—	—

Allocation Percentage of Plan Assets Security Type:
Equity	0%	0%	60%	62%	0%	0%
Debt	0%	0%	39%	38%	12%	12%
Short-term investments	100%	100%	1%	0%	88%	88%

The Corporation does not expect to be required to make contributions to any of the defined benefit plans during 2004.

DEFINED CONTRIBUTION SAVINGS PLANS

Defined contribution savings plans are maintained in Canada, the United States and the United Kingdom. Only the savings plan in the United Kingdom requires Corporation contributions for all employees who are eligible to participate in the retirement plans. These annual contributions consist of a retirement savings benefit contributions ranging from 1% to 3% of annual eligible compensation depending upon age. For all savings plans, if an employee contribution is made, a portion of such contribution may be eligible for a contribution match by the Corporation. For 2003, the defined contribution savings plan expense was $9,839 (2002—$8,745; 2001—$6,913).

MOORE WALLACE INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

15. POSTRETIREMENT HEALTH CARE AND LIFE INSURANCE BENEFITS

The Corporation provides postretirement health care and life insurance benefits to certain grandfathered United States employees and to all eligible Canadian employees. The postretirement benefit obligation is measured as of November 30 for all years presented.

On January 12, 2004, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. FAS 106-1, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (FSP 106-1). FSP 106-1 permits employers that sponsor postretirement benefit plans (plan sponsors) that provide prescription drug benefits to retirees to make a one-time election to defer the accounting impact, if any, of the Medicare Prescription Drug, Improvement, and Modernization Act of 2003 (the “Act”), which was enacted into law on December 8, 2003. The Corporation has elected to defer recognition of the provisions of the Act as permitted by FSP 106-1 due to uncertainties regarding some of the new Medicare provisions and a lack of authoritative accounting guidance regarding certain matters.

The components of net postretirement benefit cost are as follows:

	2003	2002	2001
NET POSTRETIREMENT BENEFIT COST
Service cost	$1,475	$2,087	$1,638
Interest cost	17,046	17,373	13,939
Amortization of net loss	1,908	1,846	51
Amortization of prior service credit	(6,282)	(6,282)	(6,282)

Net postretirement benefit cost	$14,147	$15,024	$9,346

MOORE WALLACE INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

15. POSTRETIREMENT HEALTH CARE AND LIFE INSURANCE BENEFITS (continued)

The following provides a reconciliation of the benefit obligation and the accrued postretirement benefit cost at December 31, 2003 and 2002:

	2003	2002
ACCRUED POSTRETIREMENT BENEFIT COST
Projected postretirement benefit obligation, beginning of year	$257,238	$247,464
Service cost	1,475	2,087
Interest cost	17,046	17,373
Actuarial loss	23,854	3,169
Acquisitions	16,309	—
Amendments	8,615	—
Foreign currency adjustment	2,585	127
Benefits paid	(13,091)	(12,982)

Projected postretirement benefit obligation, end of year	314,031	257,238
Contributions paid in December	(1,118)	(1,012)
Unrecognized net (loss)	(71,522)	(49,913)
Unrecognized prior service credit	20,134	35,031

Accrued postretirement benefit cost	$261,525	$241,344

ASSUMPTIONS
Weighted average discount rate	6.0%	6.7%
Weighted average health care cost trend rate:
Before age 65	11.0%	11.4%
After age 65	12.9%	13.3%
The healthcare cost trend rate will gradually decline to the ultimate trend rate then remain level thereafter
Weighted average ultimate health care cost trend rate	6.0%	6.0%
Year in which ultimate health care cost trend rate will be achieved
Canada	2014	2008
United States:
Before age 65	2011	2011
After age 65	2013	2013

	2003	2002
The following is the effect of a 1% increase in the assumed health care cost trend rates for each future year on:
Accumulated postretirement benefit obligation	$22,697	$12,099
Aggregate of the service and interest cost components of net postretirement benefit cost	951	910
The following is the effect of a 1% decrease in the assumed health care cost trend rates for each future year on:
Accumulated postretirement benefit obligation	$17,601	$10,850
Aggregate of the service and interest cost components of net postretirement benefit cost	886	842

MOORE WALLACE INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

16. BUSINESS DISPOSITIONS AND ASSETS HELD FOR DISPOSITION

The Corporation is actively marketing throughout the United States $37,844 of assets classified as held for sale. These assets are primarily land and buildings. The liquidation of these assets is not critical to the Corporation’s ongoing operations. The Corporation’s objective is to dispose of these assets within a reasonable time period, while maximizing the proceeds from the sale of these assets.

DISPOSITIONS	NATURE OF BUSINESS	DISPOSITION DATE
Colleagues Group plc	Provider of direct marketing services in the United Kingdom	March 2001

Phoenix Group, Inc.	Provider of telemarketing customer relationship management in the United States	October 2001

In 2001, net sales of $68,251 and losses from operations of $47,465 relating to the divested businesses are included in the Corporation’s Commercial segment results. The Corporation received $28,535 in proceeds on these dispositions and recorded a net loss of $7,540 that is recorded in investment and other income.

In the fourth quarter of 2001, the Corporation classified one of its businesses as a non-core business held for disposition, and the carrying value was adjusted to its net recoverable amount. Included in the results of the Commercial segment are net sales of $205,789 (2002—$201,497; 2001—$191,350) and operating income of $10,147 (operating income—$12,947 in 2002; operating loss—$21,491 in 2001) for this business.

17. RESTRUCTURING AND RESTRUCTURING RELATED CHARGES

During 2003, in connection with the Acquisition, management approved and initiated plans to restructure the operations of both Wallace and Moore to eliminate certain duplicative functions, to close certain facilities and to dispose of redundant software systems, underutilized assets and real estate holdings in order to reduce the combined cost structure of the organization. As a result, the Corporation recorded approximately $14,638 of costs to exit certain Wallace activities, such as severance, costs of vacating redundant facilities (leased or owned) and other costs associated with exiting these activities. These costs are recognized as a liability assumed in the purchase business combination and are included in the allocation of the cost to acquire Wallace and are included in goodwill (see Note 7). The Corporation recorded $17,006 for the year ended December 31, 2003 of similar restructuring costs in connection with exiting of certain Moore activities. These costs have been included as a charge to the results of operations.

The restructuring charges recorded are based on the aforementioned restructuring plans that have been committed to by management and are in part based upon management’s best estimates of future events. Changes to the estimates could require adjustments to the restructuring liabilities. Adjustments to the Wallace restructuring liability will be recorded through goodwill during the allocation period and adjustments to other restructuring liabilities thereafter would be reflected in the results of operations.

RESTRUCTURING COSTS CHARGED TO EXPENSE

For the years ended December 31, 2003, 2002 and 2001, the Corporation recorded the restructuring provisions as follows:

	2003			2002			2001
	EMPLOYEE TERMINATIONS	OTHER CHARGES	TOTAL	EMPLOYEE TERMINATIONS	OTHER CHARGES	TOTAL	EMPLOYEE TERMINATIONS	OTHER CHARGES	TOTAL
Forms and Labels	$8,036	$1,038	$9,074	$4,395	$—	$4,395	$33,597	$9,422	$43,019
Outsourcing	590	73	663	—	—	—	4,138	—	4,138
Commercial	1,481	14	1,495	—	—	—	28,365	7,639	36,004
Corporate	3,483	2,291	5,774	—	—	—	10,894	48,480	59,374

	$13,590	$3,416	$17,006	$4,395	$—	$4,395	$76,994	$65,541	$142,535

The 2003 restructuring provision includes $13,590 for workforce reductions (545 employees, substantially all of whom were terminated by December 31, 2003) primarily related to the closure of several plants and the elimination of duplicative corporate administrative functions resulting from the Acquisition, and $3,416 of other charges for lease termination and facility closing costs.

MOORE WALLACE INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

17. RESTRUCTURING AND RESTRUCTURING RELATED CHARGES (continued)

The 2002 restructuring provision relates to a workforce reduction of 154 employees primarily for the closure of a plant. Substantially all of the employees were terminated by December 31, 2003.

The 2001 restructuring plan was directed at streamlining the Corporation’s processes and significantly reducing its cost structure. The 2001 restructuring provision includes $76,994 for severance and other termination benefits for 3,366 employees (substantially all employees were terminated by December 31, 2002), $52,041 for lease terminations, $9,200 for facility closings, $3,600 for onerous contracts and $700 for other incremental exit costs.

During 2003, 2002 and 2001, the Corporation reversed restructuring liabilities of $10,598, $5,245 and $12,856, respectively. The 2003 reversal of the restructuring liability primarily relates to modification to the original restructuring plans due to the Acquisition and favorable settlement of liabilities for obligations and future payments related to the closure of certain facilities. The reversal of the 2002 and 2001 restructuring liabilities is due to the favorable settlement of liabilities for obligations and future payments related to the disposition of the European and Asian forms businesses.

RESTRUCTURING COSTS CAPITALIZED AS A COST OF ACQUISITION

For the year ended December 31, 2003, the $14,638 of costs that were recorded in connection with restructuring Wallace were recognized as a liability assumed in the purchase business combination and included in the allocation of the cost to acquire Wallace. These costs relate to workforce reductions of 739 employees for the plant closures and elimination of certain duplicative corporate administrative functions. Substantially all employees were terminated by December 31, 2003.

The reconciliation of the restructuring liability as of December 31, 2003 and 2002 is as follows:

	BALANCE AT DECEMBER 31, 2002	RESTRUCTURING PROVISION, NET	CAPITALIZED RESTRUCTURING COSTS	CASH PAID	BALANCE AT DECEMBER 31, 2003
Employee terminations	$14,319	$9,897	$12,405	$(21,962)	$14,659
Other	67,121	(3,489)	2,233	(13,402)	52,463

	$81,440	$6,408	$14,638	$(35,364)	$67,122

	BALANCE AT DECEMBER 31, 2001	RESTRUCTURING PROVISION, NET	CASH PAID	BALANCE AT DECEMBER 31, 2002
Employee terminations	$41,955	$4,395	$(32,031)	$14,319
Other	84,718	(5,245)	(12,352)	67,121

	$126,673	$(850)	$(44,383)	$81,440

The restructuring liabilities classified as “other” primarily consist of the estimated remaining payments related to lease terminations and facility closing costs. Payments on these lease obligations are scheduled to continue until 2010. Market conditions and the Corporation’s ability to sublease these properties may affect the ultimate charge related to its lease obligations. Any potential recovery or additional charge may affect amounts reported in the consolidated financial statements of future periods. The Corporation anticipates that payments associated with employee terminations will be substantially completed by the second quarter of 2004.

At December 31, 2003, the composition of the restructuring liabilities by plan year is as follows:

Restructuring Plan Years	2003	2002
1998	$7,949	$13,286
2001	43,551	63,769
2002	2,240	4,385
2003	13,382	—

	$67,122	$81,440

MOORE WALLACE INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

17. RESTRUCTURING AND RESTRUCTURING RELATED CHARGES (continued)

RESTRUCTURING RELATED CHARGES

In 2003, the Corporation recorded charges as a result of the Acquisition for asset impairments associated with the disposal of machinery and equipment ($1,632) and the disposal of redundant enterprise software systems ($5,537). These charges are recorded as depreciation and amortization expense.

During 2002, the Corporation recorded other charges of $16,746 associated with the redemption of $100.0 million of senior guaranteed notes included in Debt Settlement Expense and an executive separation of $9,202, included in selling, general and administrative expenses.

For the year ended December 31, 2001, the Corporation recorded other charges as follows:

	Cost of Sales	Selling, General and Administrative Expense	Depreciation and Amortization	Investment and Other Expense	Debt Settlement Cost	Total
Forms and Labels	$861	$4,287	$21,873	$—	$—	$27,021
Outsourcing	—		342	—	—	342
Commercial	5,685	332	89,551	4,014	—	99,582
Corporate	61,209	41,212	19,627	928	11,617	134,593

	$67,755	$45,831	$131,393	$4,942	$11,617	$261,538

Included in cost of sales and selling, general and administrative expenses is a charge of $11,165 for the write-off of inventory and accounts receivable relating to exiting certain non-core businesses. The Corporation also recorded a net loss of $96,605 (of which $61,209 was included in cost of sales and $35,396 in selling, general and administrative expenses) associated with the partial settlement of the U.S. pension plan, which was curtailed as of December 31, 2000, and other cash charges of $4,816 included in selling, general and administrative expense. A charge of $11,617 related to the partial redemption of the $100.0 million of senior guaranteed notes and the conversion of the subordinated convertible debentures is included in debt settlement cost and $1,000 for legal and other professional fees is in selling, general and administrative expense. Non-cash charges of $131,393 related to the write-down of goodwill of non-core businesses to be disposed of and asset impairments are included in depreciation and amortization. Asset impairments relate to write-offs of property, plant and equipment (see Note 5) and capitalized software (see Note 8). For the write-down of goodwill for non-core businesses to be disposed of, one non-core business was subsequently sold in 2001 and the other non- core business is being held for sale (see Note 16). A loss on disposition of non-core businesses of $4,014 and $928 for the write-down of an investment were charged to investment and other income (see Note 7 and Note 16).

18. INCOME TAXES

The geographical allocation of earnings (loss) before income taxes and minority interest for the years ended December 31, 2003, 2002 and 2001, are as follows:

	2003	2002	2001
EARNINGS (LOSS) BEFORE INCOME TAXES AND MINORITY INTEREST
Canada	$(6,528)	$(1,182)	$(68,232)
United States	75,240	32,242	(331,585)
Other countries	43,374	46,292	11,397

	$112,086	$77,352	$(388,420)

MOORE WALLACE INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

18. INCOME TAXES (continued)

	2003		2002		2001
	CURRENT	DEFERRED	CURRENT	DEFERRED	CURRENT	DEFERRED
INCOME TAX EXPENSE (RECOVERY)
Canada	$182	$(2,451)	$66	$(160)	$469	$54
United States	3,604	(9,913)	25,931	(27,879)	189	(36,826)
Other countries	3,841	795	3,585	266	2,933	379
Withholding taxes	598	—	663	—	610	—

	$8,225	$(11,569)	$30,245	$(27,773)	$4,201	$(36,393)

The significant components of the deferred income tax expense (recovery) are as follows:

	2003	2002	2001
DEFERRED INCOME TAXES
Depreciation	$1,000	$(1,940)	$(459)
Pensions	(1,199)	1,615	(36,493)
Unearned revenue	2,141	2,421	—
Postretirement benefits	(411)	374	—
Restructuring	(3,901)	18,566	—
Tax benefit of loss carryforward	(6,704)	(42,350)	—
Other	(2,495)	(6,459)	559

	$(11,569)	$(27,773)	$(36,393)

Temporary differences and tax loss carryforwards, which give rise to deferred income tax assets and liabilities, are as follows:

	2003	2002
DEFERRED INCOME TAX ASSETS
Postretirement benefits	$101,434	$93,647
Tax benefit of loss carryforwards	117,696	142,739
Pensions	23,373	9,235
Restructuring	19,430	20,062
Other	77,625	62,162

	339,558	327,845
Valuation allowance	(78,016)	(113,917)

	$261,542	$213,928

DEFERRED INCOME TAX LIABILITIES
Depreciation	$87,639	$36,127
Pensions	78,812	79,135
Other	138,847	25,482

	$305,298	$140,744

Net deferred income tax (liability) asset	$(43,756)	$73,184

MOORE WALLACE INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

18. INCOME TAXES (continued)

Distributed as follows:
Current deferred income tax asset	$61,656	$31,912
Current deferred income tax liability	660	3,184
Long-term deferred income tax asset	2,438	53,938
Long-term deferred income tax liability	107,190	9,482

The effective rates of tax for each year compared with the statutory Canadian rates were as follows:

	2003	2002	2001
EFFECTIVE TAX EXPENSE (RECOVERY) RATE
Canada:
Combined federal and provincial statutory rate	36.4%	38.4%	(41.6)%
Corporate surtax	1.1	1.1	(1.1)
Manufacturing and processing rate reduction	(3.2)	(4.0)	5.4

Expected income tax expense (recovery) rate	34.3	35.5	(37.3)
Tax rate differences in other jurisdictions	(5.0)	(8.0)	(2.2)
Losses for which a benefit (has) has not been provided—net	(31.4)	(27.2)	4.7
Restructuring costs	—	(0.4)	12.2
Impaired assets	—	—	6.4
International divestiture	—	(0.1)	5.4
Amortization and write-downs	—	1.0	3.0
Other	(0.9)	2.4	(0.5)

Effective tax expense (recovery) rate	(3.0)%	3.2%	(8.3)%

At December 31, 2003, the Corporation has non-capital tax loss carryforwards totaling approximately $287.0 million. Of this amount, a valuation allowance has been recorded against $157.0 million. Of the $157.0 million, approximately $106.0 million expires between 2004 and 2012 and $51.0 million has no expiration. In addition, the Corporation has recorded a valuation allowance against approximately $50.0 million of temporary differences that are available for utilization in future years. As a result of the Combination the Corporation expects to lose approximately $11.0 million of Canadian non-capital tax loss carryforwards, which have a full valuation allowance, set up against them. At December 31, 2003, the Corporation has Canadian capital loss carryforwards totaling approximately $55.4 million for which a full valuation allowance has been established. As a result of the Combination, the Corporation expects to be able to adjust the tax basis of certain assets by this amount.

The valuation allowance at December 31, 2003 and 2002 relates to net operating losses generated in the United States (2002 only), Canada, Latin America and Europe (which have limited carry-forward periods) and future deductible expense. The decrease (increase) in the valuation allowance of approximately $35.9 million, $53.0 million and $(103.0) million for 2003, 2002 and 2001, respectively, primarily relates to amounts recorded against deferred tax assets in the United States.

The Corporation has reduced the valuation allowance for a portion of its deferred tax assets to the extent that it believes, based on the weight of available evidence, it is more likely than not that those assets will be realized.

MOORE WALLACE INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

19. EARNINGS PER SHARE

	2003	2002	2001
Net earnings (loss) available to common shareholders	$114,176	$73,258	$(373,383)
Weighted average number of common shares outstanding (thousands):
Basic	140,854	111,556	88,648
Dilutive options and awards (a)	789	2,219	—
Contingent shares (b)	—	247	—

Diluted	141,643	114,022	88,648

Net earnings (loss) per common share:
Basic	$0.81	$0.66	$(4.21)
Diluted	$0.81	$0.64	$(4.21)

(a)	For 2001 the dilutive options are excluded, as their effect would be anti-dilutive.
(b)	Dilutive effect of contingent consideration granted in connection with the 2001 conversion of the subordinated convertible debentures (see Note 10).

20. SEGMENTED INFORMATION

The Corporation operates in the printing industry with three distinct operating segments based on the way management regularly assesses information for decision-making purposes. The three segments are Forms and Labels, Outsourcing and Commercial. These segments market print and print related products and services to a geographically diverse customer base. Management has aggregated divisions within the reportable segments due to strong similarities in the economic characteristics, nature of products and services, production processes, class of customer and distribution methods used.

Wallace historically reported in two operating segments, Forms and Labels and Integrated Graphics. The principal products within the Forms and Labels segment included paper-based forms, electronic data processing and packaging labels and a standard line of office products. The principal products within the Integrated Graphics segment included commercial print and direct mail. After the Acquisition, the Corporation classified the Wallace Forms and Labels operations within the Forms and Labels segment and the Integrated Graphics operations within the Commercial segment. The segment information in the table below includes Wallace from the acquisition date.

As a result of acquiring the remaining interest in Quality Color Press, Inc. in May 2002 (see Note 3), management has reclassified this business from the Commercial segment to the Forms and Labels segment in order to reflect the business synergies and integration plans. Certain other minor operations were transferred from the Outsourcing segment to the Forms and Labels segment.

FORMS AND LABELS

In the Forms and Labels segment, the Corporation derives its revenues from operations in the United States, Canada and Latin America. This segment designs and manufactures business forms, labels and related products, systems and services which include:

–	Custom continuous forms, cut sheets and multipart forms

–	Print services

–	Self mailers

–	Electronic forms and services

–	Integrated form-label application

–	Proprietary label products

–	Pressure sensitive labels

–	Security documents

–	Logistics, warehouse and inventory management

MOORE WALLACE INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

20. SEGMENTED INFORMATION (continued)

OUTSOURCING

In the Outsourcing segment, the Corporation derives revenues from its Moore Business Communications Services (“BCS”) operations in the United States and Canada by offering outsourcing services for electronic printing, imaging, processing and distribution. BCS also manages custom, high-volume mailing applications. Products include:

–	Bill and service notifications

–	Insurance policies

–	Special notices

–	Telecommunication cards

–	Investment, banking, credit card, tax and year-end financial statements

–	Licenses

COMMERCIAL

In the Commercial segment, the Corporation derives its revenues from operations in the United States and Europe mainly by producing highly personalized communications and database-driven publications including:

–	Creation and production of personalized mail

–	Database management and segmentation services

–	Direct marketing program development

–	Response analysis services

–	Digital color printing

–	Annual reports

–	Corporate image and product brochures

–	Catalogs

–	Market inserts

–	Promotional materials

–	Other products within the Commercial segment include:

–	Variable-imaged bar codes

–	Printers, applicators and software products and solutions

–	Post processing equipment

MOORE WALLACE INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

20. SEGMENTED INFORMATION (continued)

OPERATING SEGMENTS YEARS ENDED DECEMBER 31,	FORMS AND LABELS	OUTSOURCING	COMMERCIAL	CORPORATE	CONSOLIDATED
2003
Total revenue	$1,554,322	$342,318	$1,039,575	$—	$2,936,215
Intersegment revenue	(19,847)	(107)	(43,465)	—	(63,419)

Sale to customers outside the enterprise	1,534,475	342,211	996,110	—	2,872,796

Income (loss) from operations	161,990	72,209	83,057	(137,356)	179,900

Total assets	1,293,302	261,116	1,169,650	495,940	3,220,008
Capital asset depreciation and Amortization	50,742	13,920	28,017	33,067	125,746
Capital expenditures	12,978	25,650	18,565	8,202	65,395

2002 (RECLASSIFIED)
Total revenue	$1,135,846	$309,766	$606,917	$—	$2,052,529
Intersegment revenue	(3,636)	(30)	(10,824)	—	(14,490)

Sale to customers outside the enterprise	1,132,210	309,736	596,093	—	2,038,039

Income (loss) from operations	133,968	60,142	50,562	(142,149)	102,523

Total assets	583,723	112,451	324,533	419,052	1,439,759
Capital asset depreciation and Amortization	34,341	14,661	14,966	22,778	86,746

Capital expenditures	4,476	4,359	7,270	15,840	31,945

2001 (RECLASSIFIED)
Total revenue	$1,205,414	$331,378	$636,343	$—	$2,173,135
Intersegment revenue	(2,424)	(420)	(15,717)	—	(18,561)

Sale to customers outside the enterprise	1,202,990	330,958	620,626	—	2,154,574

Income (loss) from operations	45,361	47,592	(90,904)	(344,373)	(342,324)

Total assets	647,385	115,036	261,486	313,079	1,336,986
Capital asset depreciation and Amortization	67,163	19,061	107,814	45,034	239,072
Capital expenditures	15,461	15,987	10,376	3,578	45,402

MOORE WALLACE INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

20. SEGMENTED INFORMATION (continued)

GEOGRAPHIC INFORMATION YEARS ENDED DECEMBER 31,	CANADA	UNITED STATES	OTHER	CONSOLIDATED
2003
Sales to customers outside the enterprise	$214,613	$2,417,370	$240,813	$2,872,796
Capital assets, goodwill and intangibles	58,416	1,617,708	54,961	1,731,085

2002
Sales to customers outside the enterprise	$208,192	$1,607,418	$222,429	$2,038,039
Capital assets, goodwill and intangibles	51,491	369,544	36,583	457,618

2001
Sales to customers outside the enterprise	$199,628	$1,689,954	$264,992	$2,154,574
Capital assets, goodwill and intangibles	39,091	356,675	43,931	439,697

21. LEASE COMMITMENTS

At December 31, 2003, lease commitments require future payments as follows:

2004	$47,548
2005	$35,297
2006	$23,370
2007	$17,068
2008	$12,925
2009 and thereafter	$28,141

Rent expense amounted to $62,500 in 2003 (2002—$52,137; 2001—$56,499).

22. CONTINGENCIES

At December 31, 2003, certain lawsuits and other claims were pending against the Corporation. While the outcome of these matters is subject to future resolution, management’s evaluation and analysis of such matters indicates that, individually and in the aggregate, the probable ultimate resolution of such matters will not have a material effect on the Corporation’s consolidated results of operations or consolidated financial condition.

The Corporation is subject to laws and regulations relating to the protection of the environment. The Corporation provides for expenses associated with environmental remediation obligations when such amounts are probable and can be reasonably estimated. Such accruals are adjusted as new information develops or circumstances change and are not discounted. While it is not possible to quantify with certainty the potential impact of actions regarding environmental matters, particularly remediation and other compliance efforts that the Corporation’s subsidiaries may undertake in the future, in the opinion of management, compliance with the present environmental protection laws, before taking into account estimated recoveries from third parties, will not have a material adverse effect upon the consolidated results of operations or consolidated financial condition of the Corporation.

From time to time, the Corporation enters into contracts that may contain indemnification provisions. Based on current assessments of its contracts, management does not believe that any contain indemnification provisions that would result in a material adverse effect to the Corporation’s consolidated results of operations or cash flows or consolidated financial condition.

The Corporation has been identified as a Potentially Responsible Party (“PRP”) at the Dover, New Hampshire Municipal Landfill, a United States Environmental Protection Agency Superfund Site. The Corporation has been participating with a group of approximately 26 other PRPs to fund the study of and implement remedial activities at the site. Remediation at the site has been on going and is anticipated to continue for at least several years. The total cost of the remedial activity was estimated to be approximately $26.0 million. The Corporation’s share is not expected to exceed $1.5 million. The Corporation believes that the reserves are sufficient based on the present facts and recent tests performed at this site.

As described in Note 3, the Corporation may be required to pay a termination fee of up to $85.0 million if the Corporation terminates its combination agreement with RR Donnelley.

MOORE WALLACE INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

23. CASH FLOW DISCLOSURE

For the years ended December 31, 2003 and 2001, the following non-cash transactions are required to be disclosed for both Canadian and U.S. GAAP as follows:

2003
Common shares issued for acquisition of businesses	$498,904

2001
Subordinated convertible debentures issued	$71,506
Common shares issued for inducement to certain debenture holders	15,345

24. DIFFERENCES BETWEEN CANADIAN AND UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES

The continued registration of the common shares of the Corporation with the Securities and Exchange Commission (“SEC”) and listing of the shares on the NYSE require compliance with the integrated disclosure rules of the SEC.

The accounting policies in Note 1 and accounting principles generally accepted in Canada are consistent in all material aspects with United States generally accepted accounting principles (U.S. GAAP) with the following exceptions.

PENSIONS AND POSTRETIREMENT BENEFITS

The adoption of CICA Handbook Section 3461, Employee Future Benefits, on January 1, 2000, eliminated any material difference in the method of accounting for these costs. However, the transition rules for the implementation of this Canadian standard continue to result in a U.S. GAAP reporting difference. Under CICA Handbook Section 3461, all past net gains (losses), net assets and prior service costs were recognized as of the date of adoption. Under U.S. GAAP, net gains (losses), net assets and prior service costs occurred before January 1, 2000 are recognized over the appropriate amortization period.

STATEMENT OF CASH FLOWS

For Canadian GAAP the Statements of Cash Flows disclose the net change in cash resources, which is defined as cash and cash equivalents less bank indebtedness. U.S. GAAP requires the disclosure of cash and cash equivalents. Under U.S. GAAP, net cash provided by (used in) financing activities for 2003, 2002, and 2001 would be $716,338, $(10,962), and $(66,315), respectively. Cash and cash equivalents are the same for both Canadian and U.S. GAAP.

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

ACCOUNTING FOR CERTAIN INVESTMENTS IN DEBT AND EQUITY SECURITIES

U.S. GAAP requires net unrealized gains (losses) on available-for-sale securities to be reported as a separate component of shareholders’ equity until realized, whereas under Canadian GAAP such investments are carried at cost with no effect on net income or shareholders’ equity. Under both Canadian and U.S. GAAP, impairments deemed to be other than temporary would be charged to earnings.

MOORE WALLACE INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

24. DIFFERENCES BETWEEN CANADIAN AND UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES

(continued)

STOCK COMPENSATION

The adoption of CICA Handbook Section 3870, Stock-Based Compensation and Other Stock-Based Payments (“CICA 3870”), reduced most prospective differences in accounting for these costs between Canadian GAAP and U.S. GAAP. The pro forma disclosures of net income and earnings per share under the fair value method of accounting for stock options will continue to differ as CICA 3870 is applicable for awards granted on or after January 1, 2002. For both Canadian and U.S. GAAP the Corporation uses the intrinsic value method of accounting for stock options. Prior to CICA 3870, recognition of compensation expense was not required for the Corporation’s Series 1 Preference Share options, whereas under U.S. GAAP, the expense is measured at the fair value of the Preference Share options, less the amount the employee is required to pay, and is accrued over the vesting period.

In April 2002, the shareholders of the Corporation approved the amendment of the options to purchase Series 1 Preference Shares (the “Preference Shares”) to eliminate the cash-out provision and to make them exercisable for one common share per each Preference Share option. The exercise price and the number of Preference Share options remained unchanged. This amendment effectively made these options common share equivalents for diluted earnings per share computations. The transition rules for CICA Handbook Section 3870 required that these common share equivalents be considered outstanding as of the beginning of the year, whereas for U.S. GAAP purposes, these Preference Share options were not considered common share equivalents until amended. The difference in the weighted average common shares between Canadian and U.S. GAAP relates solely to the amendment of the Preference Share options.

Additionally, no compensation expense or pro forma compensation expense is required to be recognized in the current and future periods under Canadian GAAP pursuant to CICA Section 3870, whereas under U.S. GAAP, unearned compensation cost will be recognized over the remaining vesting period (through December 11, 2004) based on the intrinsic value of the option on the date of approval. Pro forma fair value compensation expense will also be recorded under U.S. GAAP for the Preference Shares commencing on the amendment date. Compensation expense for the Preference Shares under U.S. GAAP for 2003, 2002 and 2001, was $602, $11,839 and $2,700, respectively. In accordance with the transition rules for CICA 3870, no compensation expense was recorded for the Preference Shares for Canadian GAAP.

COMPREHENSIVE INCOME

U.S. GAAP requires disclosure of comprehensive income and its components. Comprehensive income is the change in equity of the Corporation from transactions and other events other than those resulting from transactions with owners, and is comprised of net income and other comprehensive income. The components of other comprehensive income for the Corporation are unrealized foreign currency translation adjustments, change in fair value of derivatives, minimum pension liability and unrealized gains (losses) on available-for-sale securities. Under Canadian GAAP, there is no standard for reporting comprehensive income.

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

BUSINESS PROCESS REENGINEERING

Under U.S. GAAP, business process reengineering activities are expensed as incurred. Prior to October 28, 1998, Canadian GAAP permitted these costs to be capitalized or expensed. Subsequent to October 28, 1998, Canadian GAAP requires expensing these costs. Prior to October 28, 1998, the Corporation capitalized business process reengineering costs and classified them as computer software. The U.S. GAAP reconciling item for computer software represents the amortization differential of the capitalized amounts. As a result, computer software under Canadian GAAP exceeds the amount capitalized under U.S. GAAP.

MOORE WALLACE INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

24. DIFFERENCES BETWEEN CANADIAN AND UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES

(continued)

CONVERTIBLE DEBENTURES

Canadian GAAP requires that a portion of the subordinated convertible debentures be classified as equity. The difference between the carrying amount of the debenture and contractual liability is amortized to earnings. U.S. GAAP requires classification of subordinated convertible debentures as a liability.

Under U.S. GAAP, when convertible debt is converted to equity securities pursuant to an inducement offer, the debtor is required to recognize in earnings the fair value of all securities and other consideration transferred in excess of the fair value of the securities issuable in accordance with the original conversion terms. Under Canadian GAAP, the fair value of the securities issued is charged to retained earnings. Also under Canadian GAAP, certain other contingent consideration is not recognized until paid.

Under U.S. GAAP, when convertible debt is converted to equity securities, unamortized deferred debt issuance costs are charged to share capital. Under Canadian GAAP, these costs are charged to earnings.

The components of “Debt conversion costs” included in the U.S. GAAP reconciliation for 2001 are as follows:

Inducement shares issued	$(15,345)
Deferred debt issuance costs	10,396
Contingent consideration	(2,000)

Debt conversion costs	$(6,949)

The value of the inducement shares represents the fair market value of 1,650,000 of the Corporation’s common shares and is based upon the closing price of these shares on the NYSE on December 28, 2001, the date the shares were issued. For Canadian GAAP purposes, the fair value of the inducement shares was charged to equity and additionally shown on the statement of operations as a reduction to the amount available to common shareholders in the calculation of earnings per share. For U.S. GAAP purposes, the fair value of the inducement shares was recognized as an increase to share capital and recognized as a charge to earnings for the period. The deferred debt issuance costs represent the unamortized balance of the deferred issuance costs related to the convertible debentures at conversion. For Canadian GAAP purposes, these costs were recognized in earnings for the period whereas, for U.S. GAAP purposes, these costs were recorded as a component of share capital. The contingent consideration represents the right granted with the inducement shares for the holder to potentially receive additional consideration in the future based on the 20-day weighted average share price of the Corporation’s stock at December 31, 2002 and 2003. No additional consideration was required to be paid at either of these measurement dates. For Canadian GAAP purposes, retained earnings would be charged if and when additional consideration is paid. For U.S. GAAP purposes, the fair value of this contingent consideration is recognized in earnings and recorded at fair market value in subsequent reporting periods. The fair value of the consideration was based upon an independent third party valuation using an option pricing valuation model that includes, but is not limited to, the following factors: the Corporation’s stock price volatility; cost of borrowings; and certain equity valuation multiples.

SETTLEMENTS OF PENSION PLANS

Under U.S. GAAP, a gain or loss arising upon the settlement of a pension plan is only recognized once responsibility for the pension obligation has been relieved. Under Canadian GAAP, prior to January 1, 2000, an intention to settle or curtail a pension plan that was expected to result in a loss required recognition once the amount was likely and could be reasonably estimated.

MOORE WALLACE INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

24. DIFFERENCES BETWEEN CANADIAN AND UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES

(continued)

The following tables provide a reconciliation of net earnings (loss) as reported under Canadian GAAP to net earnings (loss) under U.S. GAAP.

	2003	2002	2001
Net earnings (loss) as reported	$114,176	$73,258	$(358,038)
U.S. GAAP ADJUSTMENTS:
Pension expense	4,139	4,199	144,917
Postretirement benefits	17,326	17,290	17,275
Computer software	6,785	6,764	17,287
Interest expense	—	—	258
Debt conversion costs	1,169	832	(6,949)
Stock-based compensation	(602)	(11,839)	(2,700)
Income taxes	(11,238)	(6,726)	(82,014)

Net earnings (loss) under U.S. GAAP	$131,755	$83,778	$(269,964)

Earnings (loss) per share:
Basic	$0.94	$0.75	$(3.05)
Diluted	$0.93	$0.74	$(3.05)
Average shares (in thousands):
Basic	140,677	111,556	88,648
Diluted	141,603	113,298	88,648

	2003	2002	2001
COMPREHENSIVE INCOME (LOSS)
Net earnings ( loss) under U.S. GAAP	$131,755	$83,778	$(269,964)

Other comprehensive income (loss), net of tax:
Currency translation adjustments	15,672	(5,156)	(1,817)
Change in fair value of cash flow derivatives	3,665	(3,104)	—
Minimum pension liability	(3,290)	—	—
Reclassification adjustment for losses included in income	—	—	(798)

Total comprehensive income (loss)	$147,802	$75,518	$(272,579)

Gains and (losses) on the disposal of property, plant and equipment were $1,201 in 2003, $8,730 in 2002 and $(792) in 2001. For U.S. GAAP purposes these amounts are recorded in income from operations.

Interest expense is net of investment income of $1,812 in 2003, $1,843 in 2002 and $2,895 in 2001.

MOORE WALLACE INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

24. DIFFERENCES BETWEEN CANADIAN AND UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES (continued)

BALANCE SHEET ITEMS

	AT DECEMBER 31,
	2003		2002
	AS REPORTED	U.S. GAAP	AS REPORTED	U.S. GAAP
Net pension asset	$(188,539)	$(123,128)	$(193,350)	$(129,193)
Computer software—net	(106,603)	(87,852)	(89,208)	(63,672)
Fair value of derivatives-liability	3,925	17,229	—	5,089
Postretirement benefits	261,525	368,932	241,344	366,077
Deferred income taxes-net	43,756	(27,821)	(73,184)	(156,239)
Accounts payable and accrued liabilities	668,198	662,198	486,507	481,676
Long-term debt	899,038	884,815	187,463	187,463
Accumulated other comprehensive income	(117,661)	(85,206)	(133,333)	(101,253)
Share capital	915,500	917,639	403,800	405,337
Retained earnings (deficit)	228,777	81,110	114,601	(50,645)

The weighted average fair value per option granted was $4.48 in 2003, $9.26 in 2002 and $3.91 in 2001. The estimated fair values were calculated using the Black-Scholes option pricing model and the following assumptions:

	2003	2002	2001
Risk-free interest rates	3.0%	4.1%	4.5%
Expected lives (in years)	5	5	5
Dividend yield	—	—	—
Volatility	49%	48%	46%

The Corporation’s U.S. GAAP net earnings (loss) and earnings per share on a pro forma basis using the fair value method are as follows:

	2003	2002	2001
Net earnings (loss) under U.S. GAAP	$131,755	$83,778	$(269,964)
Pro forma adjustments, net of tax:
Stock compensation recorded	1,045	7,889	—
Fair value stock compensation	(2,061)	(11,972)	(1,949)

Pro forma net earnings (loss)	$130,739	$79,695	$(271,913)

Earnings (loss) per share
Basic	$0.93	$0.71	$(3.07)
Diluted	$0.92	$0.70	$(3.07)

MOORE WALLACE INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

24. DIFFERENCES BETWEEN CANADIAN AND UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES

(continued)

CHANGES IN ACCOUNTING POLICIES

In December 2003, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits”, an amendment of FASB Statements No. 87, 88 and 106, and a revision of FASB Statement No. 132. This standard revises employers’ disclosures about pension plans and other postretirement benefit plans. It does not change the measurement or recognition of those plans required by FASB Statements No. 87, Employers’ Accounting for Pensions, No. 88, Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, and No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions. The new rules require additional disclosures about the assets, obligations, cash flows and net periodic benefit cost of defined benefit pension plans and other postretirement benefit plans. The required information should be provided separately for pension plans and for other postretirement benefit plans. The new disclosures are generally effective for 2003 calendar year-end financial statements of public companies, with a delayed effective date for certain disclosures and for foreign plans. See Notes 14 and 15 for the related disclosures as required under this statement. Adoption of this statement had no material impact on the Corporation’s financial position, results of operations or cash flows.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity”, which requires certain financial instruments that were previously presented on the consolidated balance sheets as equity to be presented as liabilities. Such instruments include mandatorily redeemable financial instruments and certain options and warrants. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise was effective for the Corporation as of July 1, 2003. Adoption of this standard had no impact on the Corporation’s financial position, results of operations or cash flows.

In May 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections” (“SFAS 145”). Among other things, under the provision of SFAS 145, gains and losses from the early extinguishment of debt are no longer classified as an extraordinary item, net of income taxes, but are included in the determination of pretax earnings. The effective date for SFAS 145 is for fiscal years beginning after May 15, 2002, with early application encouraged. Upon adoption, all gains and losses from the extinguishment of debt previously reported as an extraordinary item shall be reclassified to pretax earnings. The adoption of SFAS 145 had no impact on the financial position or results of operations of the Corporation.

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”). This statement addresses significant issues regarding the recognition, measurement and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant to the guidance that the Emerging Issues Task Force (“EITF”) has set forth in EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” The principal difference between SFAS 146 and EITF 94-3 is that SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred versus the EITF 94-3 where a liability was recognized on the date an entity committed to an exit plan. SFAS 146 was adopted January 1, 2003.

In January 2003, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure” (“SFAS 148”). The Statement provides alternative methods of transitioning to the fair value based method of accounting for stock-based employee compensation. Also, this Statement amends the previous disclosure requirements to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.

MOORE WALLACE INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

24. DIFFERENCES BETWEEN CANADIAN AND UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES

(continued)

In November 2002, the FASB issued FASB Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” This interpretation expands the disclosures to be made by a guarantor in its financial statements about its obligations under certain guarantees and requires the guarantor to recognize a liability for the fair value of an obligation assumed under a guarantee. In general, FIN 45 applies to contracts or indemnification agreements that contingently require the guarantor to make payments to the guaranteed party based on changes in an underlying that is related to an asset, liability, or equity security of the guaranteed party. Certain guarantee contracts are excluded from both the disclosure and recognition requirements of this interpretation. Other guarantees are subject to the disclosure requirements of FIN 45 but not to the recognition provisions and include, among others, a guarantee accounted for as a derivative instrument under SFAS 133. The disclosure requirements of FIN 45 are effective for the Corporation as of December 31, 2002, and require disclosure of the nature of the guarantee, the maximum potential amount of future payments that the guarantor could be required to make under the guarantee and the current amount of the liability, if any, for the guarantor’s obligations under the guarantee. The recognition requirements of FIN 45 are to be applied prospectively to guarantees issued or modified after December 31, 2002.

25. PENDING ACCOUNTING STANDARDS

In 2003, the Accounting Standards Board of the CICA issued Accounting Guideline No. 15, Consolidation of Variable Interest Entities (“AcG-15”). This guideline addresses consolidation by business enterprises of certain variable interest entities where there is a controlling financial interest in a variable interest entity or where the variable interest does not have sufficient equity at risk to finance its activities without additional subordinated financial support from other parties. AcG-15 is effective for both new and pre-existing entities to annual and interim periods beginning on or after November 1, 2004. The Corporation is assessing the impact, if any, of the adoption of ACG-15 on the results of operations and financial condition of the Corporation.

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

26. SUBSEQUENT EVENTS

On February 23, 2004, the shareholders of the Corporation and RR Donnelley voted to approve the Combination. On February 25, 2004, the Ontario Superior Court of Justice issued a final order approving the Combination. The closing of the Combination is expected to occur on February 27, 2004.

27. SUPPLEMENTAL CONSOLIDATING FINANCIAL INFORMATION

Moore North America Finance Inc. (“Finance Inc.”), a wholly owned subsidiary of the Corporation (the “Parent”), is the issuer of the Senior Notes. The Parent and certain of the Corporation’s wholly owned subsidiaries (“Guarantor Subsidiaries”) have guaranteed Finance Inc.’s obligation under the Senior Notes. The Guarantees are joint and several, full, complete and unconditional. Other wholly owned subsidiaries of the Corporation (“Non-guarantor Subsidiaries”) have not guaranteed the obligation under the Senior Notes.

The following supplemental condensed consolidating financial data illustrate, in separate columns, the composition of the Parent, Finance Inc., Guarantor Subsidiaries, Non-guarantor Subsidiaries, eliminations and the consolidated total.

Investments in subsidiaries are accounted for by the equity method for purposes of the supplemental condensed consolidating financial data. The principal elimination entries eliminate investments in subsidiaries and intercompany balances and transactions. The financial data may not necessarily be indicative of the results of operations or financial position had the subsidiaries been operated as independent entities.

MOORE WALLACE INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

27.SUPPLEMENTAL CONSOLIDATING FINANCIAL INFORMATION (continued)

CONSOLIDATING BALANCE SHEET

AT DECEMBER 31, 2003:

	PARENT	FINANCE INC.	GUARANTOR SUBSIDIARIES	NON- GUARANTOR SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED
ASSETS
Current Assets
Cash and cash equivalents	$22,052	$—	$110,089	$16,563	$—	$148,704
Accounts receivable—net	35,547	—	565,804	33,836	—	635,187
Intercompany receivables	62,960	16,008	31,426	4,405	(114,799)	—
Inventories	22,855	—	213,536	10,049	—	246,440
Prepaid expenses	1,628	—	27,715	1,003	—	30,346
Deferred income taxes	—	—	60,999	657	—	61,656

Total Current Assets	145,042	16,008	1,009,569	66,513	(114,799)	1,122,333

Property, plant and equipment—net	32,788	—	526,446	24,319	—	583,553
Assets held for sale	—	—	37,844	—	—	37,844
Investments	—	—	101	31,660	—	31,761
Investment in subsidiaries	983,321	—	60,485	230	(1,044,036)	—
Prepaid pension cost	15,723	—	193,723	20,603	—	230,049
Goodwill	21,875	—	831,261	—	—	853,136
Other intangibles—net	3,240	—	184,553	—	—	187,793
Intercompany loan receivable	651	436,078	12,686	1,926	(451,341)	—
Deferred income taxes	691	—	903	844	—	2,438
Other assets	592	9,976	160,232	301	—	171,101

Total Assets	$1,203,923	$462,062	$3,017,803	$146,396	$(1,610,176)	$3,220,008

LIABILITIES
Current Liabilities
Bank indebtedness	$—	$—	$56,675	$152	$—	$56,827
Accounts payable and accrued liabilities	116,688	15,548	485,201	50,761	—	668,198
Intercompany payables	6,773	15,408	87,061	5,557	(114,799)	—
Short-term debt	750	—	6,531	381	—	7,662
Income taxes	17,528	(31)	67,076	1,168	—	85,741
Deferred income taxes	—	—	—	660	—	660

Total Current Liabilities	141,739	30,925	702,544	58,679	(114,799)	819,088

Intercompany loans payable	10,000	—	438,003	3,338	(451,341)	—
Long-term debt	434	400,460	494,638	3,506	—	899,038
Postretirement benefits	13,932	—	247,593	—	—	261,525
Deferred income taxes	3,381	—	103,234	575	—	107,190
Other liabilities	10,278	—	85,603	8,082	—	103,963
Minority interest	—	—	—	5,045	—	5,045

Total Liabilities	179,764	431,385	2,071,615	79,225	(566,140)	2,195,849

SHAREHOLDERS’ EQUITY
Share capital	915,500	60,000	2,104,991	177,193	(2,342,184)	915,500
Unearned restricted shares	(2,457)	—	—	—	—	(2,457)
Retained earnings	228,777	(29,323)	(1,184,512)	(64,682)	1,278,517	228,777
Cumulative translation adjustments	(117,661)	—	25,709	(45,340)	19,631	(117,661)

Total Shareholders’ Equity	1,024,159	30,677	946,188	67,171	(1,044,036)	1,024,159

Total Liabilities and Shareholders’ Equity	$1,203,923	$462,062	$3,017,803	$146,396	$(1,610,176)	$3,220,008

Shareholders’ Equity as reported	$1,024,159	$30,677	$946,188	$67,171	$(1,044,036)	$1,024,159

U.S. GAAP Adjustments:
Net pension asset	(5,371)	—	(60,040)	—	—	(65,411)
Computer software—net	—	—	(18,751)	—	—	(18,751)
Fair value of derivatives	—	—	(13,304)	—	—	(13,304)
Postretirement benefits	(2,362)	—	(105,045)	—	—	(107,407)
Deferred income taxes—net	2,998	—	70,761	(2,182)	—	71,577
Accounts payable and accrued liabilities	—	—	—	6,000	—	6,000
Long-term debt	—	—	14,223	—	—	14,223
Equity investments	(108,338)	—	3,818	—	104,520	—

	(113,073)	—	(108,338)	3,818	104,520	(113,073)

Shareholders’ Equity under U.S. GAAP	$911,086	$30,677	$837,850	$70,989	$(939,516)	$911,086

MOORE WALLACE INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

27. SUPPLEMENTAL CONSOLIDATING FINANCIAL INFORMATION (continued)

CONSOLIDATING BALANCE SHEET

AT DECEMBER 31, 2002:

	PARENT	FINANCE INC.	GUARANTOR SUBSIDIARIES	NON- GUARANTOR SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED
ASSETS
Current Assets
Cash and cash equivalents	$29,127	$101	$100,338	$10,064	$—	$139,630
Accounts receivable—net	33,131	—	271,219	37,033	—	341,383
Intercompany receivables	—	2,222	60,496	4,571	(67,289)	—
Inventories	21,121	—	99,384	9,384	—	129,889
Prepaid expenses	949	—	15,604	764	—	17,317
Deferred income taxes	549	—	29,066	2,297	—	31,912

Total Current Assets	84,877	2,323	576,107	64,113	(67,289)	660,131

Property, plant and equipment—net	28,503	—	199,457	27,762	—	255,722
Investments	—	—	1,784	30,472	—	32,256
Investment in subsidiaries	374,237	—	47,917	230	(422,384)	—
Prepaid pension cost	14,363	—	188,605	18,552	—	221,520
Goodwill	17,956	—	88,298	—	—	106,254
Other intangibles—net	3,354	—	3,080	—	—	6,434
Intercompany loan receivable	1,188	5,082	5,223	32,264	(43,757)	—
Deferred income taxes	(202)	—	54,129	11	—	53,938
Other assets	1,756	—	98,456	3,292	—	103,504

Total Assets	$526,032	$7,405	$1,263,056	$176,696	$(533,430)	$1,439,759

LIABILITIES
Current Liabilities
Bank indebtedness	$12	$—	$17,673	$473	$—	$18,158
Accounts payable and accrued liabilities	42,959	1,002	380,567	61,979	—	486,507
Intercompany payables	54,939	3,817	—	8,533	(67,289)	—
Short-term debt	401	—	1,414	320	—	2,135
Income taxes	14,469	(31)	43,073	1,051	—	58,562
Deferred income taxes	1,219	—	—	1,965	—	3,184

Total Current Liabilities	113,999	4,788	442,727	74,321	(67,289)	568,546

Intercompany loans payable	6,479	—	30,976	6,302	(43,757)	—
Long-term debt	1,090	—	183,146	3,227	—	187,463
Postretirement benefits	10,869	—	230,475	—	—	241,344
Deferred income taxes	3,378	—	5,834	270	—	9,482
Other liabilities	7,721	—	32,619	3,436	—	43,776
Minority interest	—	—	—	6,652	—	6,652

Total Liabilities	143,536	4,788	925,777	94,208	(111,046)	1,057,263

SHAREHOLDERS’ EQUITY
Share capital	403,800	20,000	1,607,533	204,042	(1,831,575)	403,800
Unearned restricted shares	(2,572)	—	—	—	—	(2,572)
Retained earnings	114,601	(17,383)	(1,292,916)	(77,715)	1,388,014	114,601
Cumulative translation adjustments	(133,333)	—	22,662	(43,839)	21,177	(133,333)

Total Shareholders’ Equity	382,496	2,617	337,279	82,488	(422,384)	382,496

Total Liabilities and Shareholders’ Equity	$526,032	$7,405	1,263,056	$176,696	$(533,430)	$1,439,759

Shareholders’ Equity as reported	$382,496	$2,617	$337,279	$82,488	$(422,384)	$382,496

U.S. GAAP Adjustments:
Net pension asset	(5,536)	—	(58,621)	—	—	(64,157)
Computer software—net	—	—	(25,536)	—	—	(25,536)
Fair value of derivatives	—	—	(5,089)	—	—	(5,089)
Postretirement benefits	(2,575)	—	(122,158)	—	—	(124,733)
Deferred income taxes—net	3,590	—	81,647	(2,182)	—	83,055
Accounts payable and accrued liabilities	(1,169)	—	—	6,000	—	4,831
Equity investments	(125,939)	—	3,818	—	122,121	—

	(131,629)	—	(125,939)	3,818	122,121	(131,629)

Shareholders’ Equity under U.S. GAAP	$250,867	$2,617	$211,340	$86,306	$(300,263)	$250,867

MOORE WALLACE INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

27. SUPPLEMENTAL CONSOLIDATING FINANCIAL INFORMATION (continued)

CONSOLIDATING STATEMENT OF OPERATIONS

YEAR ENDED DECEMBER 31, 2003:

	PARENT	FINANCE INC.	GUARANTOR SUBSIDIARIES	NON- GUARANTOR SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED
Net sales	$217,959	$—	$2,554,075	$140,360	$(39,598)	$2,872,796

Cost of sales	159,432	—	1,819,901	95,281	(39,598)	2,035,016
Selling, general and administrative expenses	44,975	—	447,272	33,479	—	525,726
Restructuring provision—net	1,115	—	4,982	311	—	6,408
Depreciation and amortization	10,479	—	111,427	3,840	—	125,746

Total operating expenses	216,001	—	2,383,582	132,911	(39,598)	2,692,896

Income from operations	1,958	—	170,493	7,449	—	179,900

Equity earnings (loss) of subsidiaries	118,552	—	(9,055)	—	(109,497)	—
Investment and other income (expense)	(8,533)	—	(5,194)	8,345	—	(5,382)
Interest expense—net	(48)	11,940	43,250	(203)	—	54,939
Debt settlement and issue Costs	—	—	7,493	—	—	7,493

Earnings (loss) before income taxes and minority interest	112,025	(11,940)	105,501	15,997	(109,497)	112,086
Income tax expense (recovery)	(2,151)	—	(2,903)	1,710	—	(3,344)
Minority interest		—	—	1,254	—	1,254

Net earnings (loss)	$114,176	$(11,940)	$108,404	$13,033	$(109,497)	$114,176

U.S. GAAP Adjustments:
Pension expense	165	—	3,974	—	—	4,139
Postretirement benefits	213	—	17,113	—	—	17,326
Computer software	—	—	6,785	—	—	6,785
Debt conversion costs	1,169	—	—	—	—	1,169
Stock-based compensation	(602)	—	—	—	—	(602)
Income taxes	(369)	—	(10,869)	—	—	(11,238)
Equity earnings	17,003	—	—	—	(17,003)	—

	17,579	—	17,003	—	(17,003)	17,579

Net earnings (loss) under U.S. GAAP	$131,755	$(11,940)	$125,407	$13,033	$(126,500)	$131,755

MOORE WALLACE INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

27.SUPPLEMENTAL CONSOLIDATING FINANCIAL INFORMATION (continued)

CONSOLIDATING STATEMENT OF OPERATIONS

YEAR ENDED DECEMBER 31, 2002:

	PARENT	FINANCE INC.	GUARANTOR SUBSIDIARIES	NON- GUARANTOR SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED
Net sales	$211,949	$—	$1,704,551	$131,108	$(9,569)	$2,038,039

Cost of sales	154,921	—	1,164,101	80,554	(9,569)	1,390,007
Selling, general and administrative expenses	45,360	—	382,414	31,839	—	459,613
Restructuring provision—net	(2,029)	—	4,881	(3,702)	—	(850)
Depreciation and amortization	10,082	—	72,409	4,255	—	86,746

Total operating expenses	208,334	—	1,623,805	112,946	(9,569)	1,935,516

Income from operations	3,615	—	80,746	18,162	—	102,523

Equity earnings (loss) of subsidiaries	48,734	—	(10,951)	—	(37,783)	—
Investment and other income (expense)	20,570	—	(21,409)	4,559	—	3,720
Interest expense—net	(342)	(822)	14,262	(953)	—	12,145
Debt settlement and issue costs	—	16,746	—	—	—	16,746

Earnings (loss) before income taxes and minority interest	73,261	(15,924)	34,124	23,674	(37,783)	77,352
Income tax expense	3	—	800	1,669	—	2,472
Minority interest	—	—	—	1,622	—	1,622

Net earnings (loss)	$73,258	$(15,924)	$33,324	$20,383	$(37,783)	$73,258

U.S. GAAP Adjustments:
Pension expense	169	—	4,030	—	—	4,199
Postretirement benefits	190	—	17,100	—	—	17,290
Computer software	—	—	6,764	—	—	6,764
Debt conversion costs	832	—	—	—	—	832
Stock-based compensation	(11,839)	—	—	—	—	(11,839)
Income taxes	4,153	—	(10,879)	—	—	(6,726)
Equity earnings	17,015	—	—	—	(17,015)	—

	10,520	—	17,015	—	(17,015)	10,520

Net earnings (loss) under U.S. GAAP	$83,778	$(15,924)	$50,339	$20,383	$(54,798)	$83,778

MOORE WALLACE INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

SUPPLEMENTAL CONSOLIDATING STATEMENT OF OPERATIONS YEAR ENDED DECEMBER 31, 2001

27.SUPPLEMENTAL CONSOLIDATING FINANCIAL INFORMATION (continued)

CONSOLIDATING STATEMENT OF OPERATIONS

YEAR ENDED DECEMBER 31, 2001:

	PARENT	FINANCE INC.	GUARANTOR SUBSIDIARIES	NON- GUARANTOR SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED
Net sales	$204,116	$—	$1,768,550	$214,908	$(33,000)	$2,154,574

Cost of sales	148,659	—	1,295,470	141,432	(33,000)	1,552,561
Selling, general and administrative expenses	76,247	957	444,031	54,351	—	575,586
Restructuring provision—net	10,680	—	107,676	11,323	—	129,679
Depreciation and amortization	11,389	—	163,750	63,933	—	239,072

Total operating expenses	246,975	957	2,010,927	271,039	(33,000)	2,496,898

Loss from operations	(42,859)	(957)	(242,377)	(56,131)	—	(342,324)

Equity earnings (loss) of subsidiaries	(295,364)	—	(2,915)	—	298,279	—
Investment and other income (expense)	(2,165)	—	(8,693)	137	—	(10,721)
Interest expense—net	6,720	(1,591)	21,498	(2,869)	—	23,758
Debt settlement and issue costs	10,396	1,000	221	—	—	11,617

Earnings (loss) before income taxes and minority interest	(357,504)	(366)	(275,704)	(53,125)	298,279	(388,420)
Income tax expense (benefit)	534	—	(34,887)	2,161	—	(32,192)
Minority interest	—	—	—	1,810	—	1,810

Net loss	$(358,038)	$(366)	$(240,817)	$(57,096)	$298,279	$(358,038)

U.S. GAAP Adjustments:
Pension expense	(239)	—	173,408	(28,252)	—	144,917
Postretirement benefits	208	—	17,067	—	—	17,275
Computer software	—	—	17,287	—	—	17,287
Interest expense	258	—	—	—	—	258
Debt conversion costs	(6,949)	—	—	—	—	(6,949)
Stock-based compensation	(2,700)	—	—	—	—	(2,700)
Income taxes	3,901	—	(85,915)	—	—	(82,014)
Equity earnings	93,595	—	(28,252)	—	(65,343)	—

	88,074	—	93,595	(28,252)	(65,343)	88,074

Net loss under U.S. GAAP	$(269,964)	$(366)	$(147,222)	$(85,348)	$232,936	$(269,964)

MOORE WALLACE INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

27. SUPPLEMENTAL CONSOLIDATING FINANCIAL INFORMATION (continued)

CONSOLIDATING STATEMENT OF CASH FLOWS

YEAR ENDED DECEMBER 31, 2003:

	PARENT	FINANCE INC.	GUARANTOR SUBSIDIARIES	NON- GUARANTOR SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED
OPERATING ACTIVITIES
Net earnings (loss)	$114,176	$(11,940)	$108,404	$13,033	$(109,497)	$114,176
Adjustments to reconcile net earnings (loss) to cash provided by operating activities:
Equity (earnings) loss of subsidiaries	(118,552)	—	9,055	—	109,497	—
Depreciation and amortization	10,479	—	111,427	3,840	—	125,746
Net (gain) loss on sale of investment and other assets	(252)	—	(709)	311	—	(650)
Acquisition related charges
Inventory and backlog	—	—	38,590	—	—	38,590
Derivative charges	—	—	3,925	—	—	3,925
Debt issue costs	—	—	7,493	—	—	7,493
Deferred income taxes	(1,560)	—	(22,328)	(193)	—	(24,081)
Restructuring provision—net	1,115	—	4,982	311	—	6,408
Other	1,525	1,092	(2,529)	5,826	—	5,914
Changes in operating assets and liabilities:
Accounts receivable—net	5,259	—	(28,903)	5,340	—	(18,304)
Inventories	2,661	—	(10,135)	(361)	—	(7,835)
Accounts payable and accrued liabilities	11,387	14,546	(72,204)	(367)	—	(46,638)
Income taxes	(763)	—	16,759	129	—	16,125
Other	1,452	—	(9,502)	(239)	—	(8,289)

Net cash provided by operating activities	26,927	3,698	154,325	27,630	—	212,580

INVESTING ACTIVITIES
Property, plant and equipment—net	(5,675)	—	(41,880)	(3,945)	—	(51,500)
Long-term receivables and other Investments	10	—	3,883	(31,659)	—	(27,766)
Acquisition of businesses	—	—	(870,391)	—	—	(870,391)
Proceeds from sale of investments And other assets	1,500	—	—	29,917	—	31,417
Software expenditures	—	—	(5,467)	—	—	(5,467)
Other	432	—	3,741	(624)	—	3,549

Net cash used by investing activities	(3,733)	—	(910,114)	(6,311)	—	(920,158)

FINANCING ACTIVITIES
Net change in short-term debt	349	—	117	61	—	527
Issuance of long-term debt	—	400,460	609,820	—	—	1,010,280
Payments on long-term debt	(346)	—	(309,026)	—	—	(309,372)
Debt issue costs	—	(10,824)	(23,148)	—	—	(33,972)
Issuance (repurchase) of common shares—net	11,884	—	—	—	—	11,884
Intercompany activity	(42,108)	(393,435)	449,478	(13,935)	—	—
Other	(628)	—	(183)	(867)	—	(1,678)

Net cash provided (used) by financing activities	(30,849)	(3,799)	727,058	(14,741)	—	677,669

Effect of exchange rate on cash resources	592	—	(520)	242	—	314

Increase (decrease) in cash resources	(7,063)	(101)	(29,251)	6,820	—	(29,595)
Cash resources at beginning of year	29,115	101	82,665	9,591	—	121,472

Cash resources at end of year	$22,052	$—	$53,414	$16,411	$—	$91,877

MOORE WALLACE INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

27. SUPPLEMENTAL CONSOLIDATING FINANCIAL INFORMATION (continued)

CONSOLIDATING STATEMENT OF CASH FLOWS

YEAR ENDED DECEMBER 31, 2002:

	PARENT	FINANCE INC.	GUARANTOR SUBSIDIARIES	NON- GUARANTOR SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED
OPERATING ACTIVITIES
Net earnings (loss)	$73,258	$(15,924)	$33,324	$20,383	$(37,783)	$73,258
Adjustments to reconcile net earnings (loss) to cash provided (used) by operating activities:
Equity (earnings) loss of subsidiaries	(48,734)	—	10,951	—	37,783	—
Depreciation and amortization	10,082	—	72,409	4,255	—	86,746
Net (gain) loss on sale of investment and other assets	60	—	(7,293)	(1,497)	—	(8,730)
Deferred income taxes	11,090	—	(36,998)	(88)	—	(25,996)
Debt settlement costs	—	16,746	—	—	—	16,746
Other	(1,907)	364	(5,140)	(1,077)	—	(7,760)
Changes in operating assets and liabilities:
Accounts receivable—net	71	—	(2,235)	1,526	—	(638)
Inventories	1,752	—	3,895	379	—	6,026
Accounts payable and accrued liabilities	(3,917)	(2,150)	2,869	(6,543)	—	(9,741)
Income taxes	314	—	32,137	(318)	—	32,133
Other	189	—	(3,965)	127	—	(3,649)

Net cash provided (used) by operating activities	42,258	(964)	99,954	17,147	—	158,395

INVESTING ACTIVITIES
Property, plant and equipment—net	(893)	—	(7,802)	(246)	—	(8,941)
Long-term receivables and other investments	429	—	(1,402)	(4,055)	—	(5,028)
Acquisition of businesses	(8,764)	—	(57,202)	—	—	(65,966)
Software expenditures	—	—	(10,958)	—	—	(10,958)
Other	—	—	(1,615)	—	—	(1,615)

Net cash used by investing activities	(9,228)	—	(78,979)	(4,301)	—	(92,508)

FINANCING ACTIVITIES
Net change in short-term debt	(724)	—	(14,902)	(273)	—	(15,899)
Issuance of long-term debt	—	—	200,000	—	—	200,000
Payments on long-term debt	(1,641)	(116,746)	(21,877)	—	—	(140,264)
Issuance (repurchase) of common shares—net	(7,949)	—	—	—	—	(7,949)
Intercompany activity	(6,279)	117,711	(99,432)	(12,000)	—	—
Other	—	—	(8,108)	(719)	—	(8,827)

Net cash provided (used) by financing activities	(16,593)	965	55,681	(12,992)	—	27,061

Effect of exchange rate on cash resources	(242)	—	232	(140)	—	(150)

Increase (decrease) in cash resources	16,195	1	76,888	(286)	—	92,798
Cash resources at beginning of year	12,920	100	5,777	9,877	—	28,674

Cash resources at end of year	$29,115	$101	$82,665	$9,591	$—	$121,472

MOORE WALLACE INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

27. SUPPLEMENTAL CONSOLIDATING FINANCIAL INFORMATION (continued)

CONSOLIDATING STATEMENT OF CASH FLOWS

YEAR ENDED DECEMBER 31, 2001:

	PARENT	FINANCE INC.	GUARANTOR SUBSIDIARIES	NON- GUARANTOR SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED
OPERATING ACTIVITIES
Net earnings (loss)	$(358,038)	$(366)	$(240,817)	$(57,096)	$298,279	$(358,038)
Adjustments to reconcile net earnings (loss) to cash provided (used) by operating activities:
Equity (earnings) loss of subsidiaries	295,364	—	2,915	—	(298,279)	—
Depreciation and amortization	11,389	—	163,750	63,933	—	239,072
Net (gain) loss on sale of investment and other assets	(79)	—	(1,533)	7,436	—	5,824
Deferred income taxes	(13,729)	—	(21,511)	137	—	(35,103)
Pension settlement—net	—	—	96,605	—	—	96,605
Restructuring provision—net	10,680	—	107,676	11,323	—	129,679
Debt settlement and issue costs	10,396	1,000	221	—	—	11,617
Other	7,903	373	(8,131)	2,903	—	3,048
Changes in operating assets and liabilities:
Accounts receivable—net	3,554	—	49,804	(8,674)	—	44,684
Inventories	7,014	—	14,203	(180)	—	21,037
Accounts payable and accrued liabilities	(6,614)	(1,122)	(5,297)	(6,345)	—	(19,378)
Income taxes	885	—	(4,129)	(1,173)	—	(4,417)
Other	6,850	(155)	(1,902)	(2,302)	—	2,491

Net cash provided (used) by operating activities	(24,425)	(270)	151,854	9,962	—	137,121

INVESTING ACTIVITIES
Property, plant and equipment—net	(3,320)	—	(20,451)	(13,301)	—	(37,072)
Long-term receivables and other investments	484	—	138	(4,111)	—	(3,489)
Acquisition of businesses	(14,565)	—	—	—	—	(14,565)
Proceeds from sale of investments and other assets	—	—	38,495	—	—	38,495
Software expenditures	—	—	(6,151)	(366)	—	(6,517)
Other	5,095	—	(22,249)	18,364	—	1,210

Net cash provided (used) by investing activities	(12,306)	—	(10,218)	586	—	(21,938)

FINANCING ACTIVITIES
Dividends	(8,846)	—	—	—	—	(8,846)
Net change in short-term debt	(437)	—	16,272	(510)	—	15,325
Issuance of long-term debt	364	—	7,476	123	—	7,963
Payments on long-term debt	(1,082)	(100,000)	(3,084)	—	—	(104,166)
Intercompany activity	60,158	100,667	(153,981)	(6,844)	—	—
Other	(2,320)	—	669	(1,693)	—	(3,344)

Net cash provided (used) by financing activities	47,837	667	(132,648)	(8,924)	—	(93,068)

Effect of exchange rate on cash resources	(439)	—	(65)	(47)	—	(551)

Increase (decrease) in cash resources	10,667	397	8,923	1,577	—	21,564
Cash resources at beginning of year	2,253	(297)	(3,146)	8,300	—	7,110

Cash resources at end of year	$12,920	$100	$5,777	$9,877	$—	$28,674

MOORE WALLACE INCORPORATED

INDEPENDENT AUDITORS’ REPORT

TO THE SHAREHOLDERS OF MOORE WALLACE INCORPORATED:

We have audited the consolidated balance sheets of Moore Wallace Incorporated as at December 31, 2003 and 2002 and the consolidated statements of operations, retained earnings and cash flows for each of the three years ended December 31, 2003. These financial statements are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the Corporation as at December 31, 2003 and 2002 and the results of its operations and its cash flows for each of the three years ended December 31, 2003, in accordance with Canadian generally accepted accounting principles.

DELOITTE & TOUCHE LLP

Toronto, Canada

February 26, 2004

MOORE WALLACE INCORPORATED

COMMENTS BY AUDITORS FOR U.S. READERS ON CANADA-UNITED STATES OF AMERICA

REPORTING DIFFERENCE

In the United States of America, reporting standards for auditors require the addition of an explanatory paragraph (following the opinion paragraph) when there are changes in accounting principles that have a material effect on the comparability of the Corporation’s financial statements, such as the changes described in Note 2 to the financial statements. Our report to the shareholders dated February 26, 2004 is expressed in accordance with Canadian reporting standards which do not require a reference to such changes in accounting principles in the auditors’ report when the change is properly accounted for and adequately disclosed in the financial statements.

DELOITTE & TOUCHE LLP

Toronto, Canada

February 26, 2004

MOORE WALLACE INCORPORATED

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no disagreements with the independent auditors on accounting and financial disclosure.

ITEM 9A.	CONTROLS AND PROCEDURES

The Corporation’s Chief Executive Officer and Chief Financial Officer have conducted an evaluation of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended, as of December 31, 2003. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this annual report has been made known to them in a timely fashion. There have been no significant changes in internal controls, or in factors that could significantly affect internal controls, subsequent to the date the Chief Executive Officer and Chief Financial Officer completed their evaluation.

MOORE WALLACE INCORPORATED

PART III.

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors and Executive Officers

The following table presents information regarding the Corporation’s directors and executive officers as of February 25, 2004.

Name	Age	Position
Mark A. Angelson	53	Chief Executive Officer, Director
Alfred C. Eckert III	55	Chairman
Robert F. Cummings, Jr	53	Director
Ronald J. Daniels	44	Director
Joan D. Manley	71	Director
John C. Pope	54	Director
Michael T. Riordan	53	Director
Lionel H. Schipper, C.M	71	Director
John W. Stevens	47	Director
Michael S. Kraus	31	Senior Vice President—Mergers & Acquisitions
Thomas J. Quinlan, III	40	Executive Vice President—Business Integration
Richard T. Sansone	37	Senior Vice President, Controller
James R. Sulat	53	Senior Executive Vice President and Interim Chief Financial Officer (1)
Theodore J. Theophilos	50	Executive Vice President—Business and Legal Affairs, and Secretary

(1)	On February 9, 2004, the Corporation announced that Mark Hiltwein, its Executive Vice President and Chief Financial Officer, had been suspended with pay as a result of actions Mr. Hiltwein took in providing a misdated document to PricewaterhouseCoopers LLP in connection with an investigation they were conducting. Mr. Hiltwein was replaced as Chief Financial Officer on an interim basis by James R. Sulat, Senior Executive Vice President of the Corporation.

Mark A. Angelson has served as our Chief Executive Officer since January 2003. He has served as a Director since November 2001, our Lead Independent Director from April 2002 until December 2002 and Non-Executive Chairman of the Board from November 2001 until April 2002. From December 1999 through January 2002, Mr. Angelson served as the Deputy Chairman of Chancery Lane Capital LLC (a private equity investment firm), and from March 1996 until March 2001, Mr. Angelson served in various executive capacities at Big Flower Holdings Inc. (a printing, marketing and advertising services company), including as Deputy Chairman.

Alfred C. Eckert III has served as our Chairman of the Board of Directors since December 2002 and has been Chairman and Chief Executive Officer of GSCP (NJ), Inc. (a private investment firm) since 1994. Mr. Eckert is also a director of Regal Entertainment Group. Mr. Eckert was first elected a director of the Corporation in December 2000. Mr. Eckert is the Chairman of the Nominating and Governance Committee and is also a member of the Compensation Committee.

Robert F. Cummings, Jr., Director, retired from The Goldman Sachs Group, Inc. at the end of 2001 after more than 28 years with the firm. Mr. Cummings serves as a director of Axiohm Transaction Solutions, Inc., Precision Partners, Inc., and Viasystems Corporation, and as a senior advisor to GSC Partners. Mr. Cummings was first elected a director of the Corporation in January 2003. Mr. Cummings is a member of the Compensation Committee.

Ronald J. Daniels, Director, has been Dean of the University of Toronto Faculty of Law since 1995. Dean Daniels is also a director of Great Lakes Power Inc., ACS Media Income Fund and Rockwater Capital Corporation. Dean Daniels was first elected a director of Moore in July 2001. Dean Daniels is a member of the Audit Committee.

Joan D. Manley, Director, is retired from Time Incorporated. From 1960 to 1984, she held a variety of senior positions at Time Incorporated, including Publisher of Time-Life Books and ultimately Group Vice President of the Book Publishing Division, and was also a director of the company. Ms. Manley serves on the Board of Directors of Sara Lee Corporation and Dreyfus Founders Funds. She was first elected a director of the Corporation in March 2002. Ms. Manley is a member of the Audit Committee.

MOORE WALLACE INCORPORATED

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT (continued)

John C. Pope, Director, has been the Chairman of PFI Group, LLC, a financial management firm, since 1999. Mr. Pope was also a director of Wallace Computer Services, Inc. from July 1996 to May 2003. Previously held positions include Chairman of MotivePower Industries, Inc. from December 1995 to November 1999, and President, Chief Operating Officer and Director of UAL Corporation and United Air Lines from May 1992 to July 1994. Mr. Pope is also a director of Air Canada, CNF, Inc., Dollar Thrifty Automotive Group, Inc., Federal-Mogul Corp., Kraft Foods, Inc., Per Se Technologies, Inc. and Waste Management, Inc. Mr. Pope was first elected a director of the Corporation in May 2003. Mr. Pope is a member of the Audit Committee.

Michael T. Riordan, Director, has most recently been the Chairman, President and Chief Executive Officer of Paragon Trade Brands, Inc. from May 2000 to February 2002. Mr. Riordan was also a director of Wallace Computer Services, Inc. from November 3, 1999 to May 2003. Previously held positions include President and Chief Operating Officer of Fort James Corporation and Chairman, President and Chief Executive Officer of Fort Howard Corporation. Mr. Riordan is also a director of The Dial Corporation, Potlatch, Inc. and American Medical Security Group, Inc. Mr. Riordan was first elected a director of the Corporation in May 2003. Mr. Riordan is a member of the Compensation Committee.

Lionel H. Schipper, C.M., Director, has been President of Schipper Enterprises Inc. and Chairman of Fallbrook Holdings Ltd. since 1981. Mr. Schipper is also a director of Clairvest Group Inc., Four Seasons Hotels and Resorts Inc., and H.O. Financial Ltd. He was first elected a director of the Corporation in April 2000. Mr. Schipper is the Chairman of the Compensation Committee and is also a member of the Nominating and Governance Committee.

John W. Stevens, Director, is Executive Vice President and director of Arva Limited (a private equity investment corporation). Prior to June 2000, Mr. Stevens was a partner of Osler, Hoskin & Harcourt LLP. Mr. Stevens is qualified as a Chartered Accountant in Canada and is a member of the Institute of Chartered Accountants of Ontario. Mr. Stevens was first elected a director of the Corporation in December 2000. Mr. Stevens is the Chairman of the Audit Committee and is also a member of the Nominating and Governance Committee.

Michael S. Kraus has served as Senior Vice President-Mergers and Acquisitions since January 2003. From 1999 until 2002, Mr. Kraus served as managing director of Chancery Lane Capital LLC, a private equity investment firm, and from 1995 until 1999, as managing director of Big Flower Holdings, Inc. where he was responsible for corporate acquisitions, investments, divestitures and mergers, including planning and analysis, execution and related financings.

Thomas J. Quinlan, III has served as Executive Vice President—Business Integration since May 2003 and served as Executive Vice President—Office of the Chief Executive from January 2003 until that time. He served as Executive Vice President and Treasurer from December 2000 until December 2002. From April 2000 to September 2000, Mr. Quinlan was Executive Vice President and Treasurer of Walter Industries, Inc., and from February 1994 to November 1999, Mr. Quinlan held various positions, including Vice President and Treasurer, at World Color Press, Inc.

Richard T. Sansone has served as Senior Vice President, Controller since April 2001 and is the Corporation’s Principal Accounting Officer. Prior to joining the Corporation, Mr. Sansone spent eight years at PricewaterhouseCoopers, LLP, most recently as Audit Senior Manager.

James R. Sulat has served as Senior Executive Vice President since May 2003. He was appointed Interim Chief Financial Officer in February 2004. From April 1998 until he joined the Corporation, he served as Chief Financial Officer of Chiron Corporation where he was responsible for finance, investor relations, corporate communications and business development activities. Mr. Sulat is a director of Vans, Inc. and Maxygen, Inc.

Theodore J. Theophilos has served as Executive Vice President—Business and Legal Affairs since March 2003. Previously held positions include Senior Vice President and General Counsel of Palm Inc., and similar positions at E*TRADE Financial, True North Communications and AC Nielsen. Mr. Theophilos served previously as a partner of Sidley Austin Brown & Wood LLP in the firm’s Chicago and New York offices.

Each of our directors was elected to hold office until the next annual meeting of our shareholders and until a successor is elected and qualified and subject to that director’s prior death, resignation, retirement, disqualification or removal.

MOORE WALLACE INCORPORATED

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT (continued)

The term of office of each executive officer is at the discretion of the Board of Directors until a successor is elected and qualified, or until that officer’s prior death, resignation, retirement, disqualification or removal.

Composition of the Audit Committee; Audit Committee Financial Expert

The Corporation has a separately-designated standing audit committee of the Board of Directors established in accordance with Section 3(a)(58)(A) of the Exchange Act of 1934, as amended. Each audit committee member is independent within the meaning of the Exchange Act rules. The current members of the audit committee of the Board of Directors are John W. Stevens (Chairman), Ronald J. Daniels, Joan D. Manley and John C. Pope. Mr. Pope joined the audit committee in May 2003 when he was elected to the Board of Directors following the Corporation’s acquisition of WCS.

The Board of Directors has designated John C. Pope an “audit committee financial expert” as defined in Item 401(h)(2) of Regulation S-K. In making this designation, the Board considered Mr. Pope’s significant professional experience and training in finance and financially-related matters.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the Corporation’s directors and executive officers, and persons who own more than 10% of a registered class of the Corporation’s equity securities, to file reports of ownership and changes in ownership of common shares and other equity securities of the Corporation with the SEC. Officers, directors and beneficial owners of more than 10% of any class of the Corporation’s equity securities are required by SEC regulation to furnish the Corporation with copies of all Section 16(a) reports they file.

Based solely upon review of the copies of such reports furnished to the Corporation and written representations that no other reports were required, the Corporation believes that during the fiscal year ended December 31, 2003, all filing requirements under Section 16(a) applicable to its officers, directors and greater than 10% beneficial owners were complied with, except as follows: a report on Form 4 of the acquisition of deferred share units by Alfred C. Eckert III, a director of the Corporation, was filed one day late due to a change in Mr. Eckert’s EDGAR filing codes of which both the Corporation and Mr. Eckert were unaware; an amended Form 4 with respect to the issuance of deferred share units to Joan D. Manley, a director of the Corporation, was filed February 14, 2003 (amending a Form 4 dated December 19, 2002), increasing the number of deferred share units issued to Ms. Manley from 974 to 1,308; an amended Form 4 with respect to the issuance of deferred share units to Joan D. Manley was filed February 13, 2003 (amending a Form 4 dated August 8, 2002), increasing the number of deferred share units issued to Ms. Manley from 371.04 to 587.

Code of Ethics

The Corporation has adopted a Code of Ethics for Senior Financial Officers that applies to its principal executive officer, principal financial officer, principal accounting officer or controller and persons performing similar functions. A copy of the Code of Ethics is attached hereto as Exhibit 14.1. If an amendment to or waiver from a provision of the Corporation’s Code of Ethics for Senior Financial Officers is made which relates to any matter set forth in Item 406(b) of Regulation S-K, the Corporation will post the information with respect to such amendment or waiver on the Corporation’s website at www.moorewallace.com.

MOORE WALLACE INCORPORATED

ITEM 11.	EXECUTIVE COMPENSATION

Executive and Director Compensation

The following table provides a summary of the compensation earned in 2003 by (i) the chief executive officer of the Corporation; (ii) the four other most highly compensated executive officers of the Corporation who served as executive officers as of December 31, 2003; and (iii) one additional person for whom disclosure would have been provided but for the fact that the person was not serving as an executive officer of the Corporation at the end of 2003 (which we refer to in this document as the named executive officers). Specific aspects of the compensation are described in the tables and in the narrative following the tables.

Summary Compensation Table

	ANNUAL COMPENSATION						LONG-TERM COMPENSATION
							Awards
Name and Principal Position	Year		Salary ($)	Bonus ($)	Other($)		Restricted Share Awards(1) ($)	Securities Underlying Options/ SARs Granted(2)	All Other Compensation ($)
Mark A. Angelson Chief Executive Officer	2003	(3)	1,000,000	2,500,000	128,476	(5)	—	500,000	57,271	(7)

Mark S. Hiltwein Executive Vice President and Chief Financial Officer	2003 2002 2001	(4)	394,808 316,667 238,233	400,000 425,000 187,500	15,521 16,949 7,486		— 594,000 —	— — 50,000	35,781 14,930 5,596	(8) (9) (10)

Thomas W. Oliva President and Chief Operating Officer	2003 2002 2001	(3)	525,000 339,583 298,846	— 498,000 325,000	17,336 61,106 3,793		— 742,500 —	85,000 — 200,000	49,554 17,805 8,598	(11) (12) (13)

Thomas J. Quinlan III Executive Vice President, Business Integration	2003 2002 2001		425,000 308,333 275,000	531,250 415,000 275,000	21,755 15,666 5,564		— 594,000 —	75,000 — 50,000	39,831 24,376 7,397	(14) (15) (16)

Michael S. Kraus Senior Vice President, Mergers & Acquisitions	2003	(3)	300,000	500,000	15,729		—	35,000	24,939	(17)

Dean E. Cherry Group President, Commercial & Direct Mail	2003 2002 2001	(3)	391,888 339,583 290,000	440,000 473,000 325,000	121,785 15,691 8,786	(6)	— 742,500 —	— — 200,000	39,688 17,805 8,598	(18) (19) (20)

(1)	A total of 270,000 Moore Wallace restricted shares were issued to the named executive officers on October 17, 2002. The total value of these shares, based on the closing price of Moore Wallace common shares on the Toronto Stock Exchange on December 31, 2003 of Cdn.$24.21, was Cdn.$6,536,700. Holders of these restricted shares will be entitled to receive any dividends that are declared and paid on Moore Wallace common shares. Twenty-five percent of the Moore Wallace restricted shares vest each year beginning on the first anniversary of issuance.
(2)	Awards in 2002 and 2001 are options to acquire Moore Wallace common shares under Moore Wallace’s 1999 and 2001 Long Term Incentive Plans. Awards in 2003 are options to acquire Moore Wallace common shares under Moore Wallace’s 2001 and 2003 Long Term Incentive Plans.
(3)	Mr. Angelson was named chief executive officer of Moore Wallace effective January 1, 2003. Mr. Oliva terminated his employment with Moore Wallace in January 2004. Mr. Kraus joined Moore Wallace in January 2003. Mr. Cherry ceased acting as an executive officer in October 2003.

MOORE WALLACE INCORPORATED

ITEM 11.	EXECUTIVE COMPENSATION (continued)

(4)	Mr. Hiltwein was suspended with pay in February 2004, as described above under “Item 10. Directors and Executive Officers of the Registrant” and his $400,000 bonus payment was withheld.
(5)	Includes benefits paid under the Moore Wallace Supplemental Executive Health Program of $62,134.
(6)	Includes benefits paid under the Moore Wallace Supplemental Executive Health Program of $34,723 and payments under the Moore Wallace relocation policy of $42,120.
(7)	Represents $55,920 of vested benefit under Moore Wallace’s Supplemental Executive Retirement Plan—B for 2003 and $1,351 of premiums paid for group term life insurance.
(8)	Represents $29,428 of vested benefit under Moore Wallace’s Supplemental Executive Retirement Plan—B for 2003, $6,000 of company match under the Moore Wallace North America, Inc. 401(k) Savings Plan and $353 of premiums paid for group term life insurance.
(9)	Represents $9,165 of vested benefit under Moore Wallace’s Supplemental Executive Retirement Plan—B for 2002, $5,500 of company match under the Moore Wallace North America, Inc. 401(k) Savings Plan and $265 of premiums paid for group term life insurance.
(10)	Represents vested benefit under Moore Wallace’s Supplemental Executive Retirement Plan—B for 2001.
(11)	Represents $41,290 of vested benefit under Moore Wallace’s Supplemental Executive Retirement Plan—B in 2003, $6,000 of company match under the Moore Wallace North America, Inc. 401(k) Savings Plan and $2,264 of premiums paid for group term life insurance.
(12)	Represents $10,608 of vested benefit under Moore Wallace’s Supplemental Executive Retirement Plan—B in 2002, $5,500 of company match under the Moore Wallace North America, Inc. 401(k) Savings Plan and $1,697 of premiums paid for group term life insurance.
(13)	Represents vested benefit under Moore Wallace’s Supplemental Executive Retirement Plan—B in 2001.
(14)	Represents $31,567 of vested benefit under Moore Wallace’s Supplemental Executive Retirement Plan—B in 2003, $6,000 of company match under the Moore Wallace North America, Inc. 401(k) Savings Plan and $2,264 of premiums paid for group term life insurance.
(15)	Represents $17,179 of vested benefit under Moore Wallace’s Supplemental Executive Retirement Plan—B in 2002, $5,500 of company match under the Moore Wallace North America, Inc. 401(k) Savings Plan and $1,697 of premiums paid for group term life insurance.
(16)	Represents vested benefit under Moore Wallace’s Supplemental Executive Retirement Plan—B in 2001.
(17)	Represents $24,720 of vested benefit under Moore Wallace’s Supplemental Executive Retirement Plan—B in 2003 and $219 of premiums paid for group term life insurance.
(18)	Represents $31,424 of vested benefit under Moore Wallace’s Supplemental Executive Retirement Plan—B in 2003, $6,000 of company match under the Moore Wallace North America, Inc. 401(k) Savings Plan and $2,264 of premiums paid for group term life insurance.
(19)	Represents $10,608 of vested benefit under Moore Wallace’s Supplemental Executive Retirement Plan—B for 2002, $5,500 of company match under the Moore Wallace North America, Inc. 401(k) Savings Plan and $1,697 of premiums paid for group term life insurance.
(20)	Represents vested benefit under Moore Wallace’s Supplemental Executive Retirement Plan—B for 2001.

MOORE WALLACE INCORPORATED

ITEM 11.	EXECUTIVE COMPENSATION (continued)

The following table provides information on stock options granted to the named executive officers in 2003.

Option/SAR Grants During the Most Recently Completed Fiscal Year

	Individual Grants						Potential Realizable Value at 5% Annual Rates of Stock Price Appreciation for Option Term(3) (Cdn.$)	Potential Realizable Value at 10% Annual Rate of Stock Price Appreciation for Option Term(3) (Cdn.$)
Name	Number of Securities Underlying Options/ SARs Granted		% of Total Options/ SARs Granted to Employees in 2003	Exercise or Base Price (Cdn.$)	Market Value of Securities Underlying Options/ SARs on the Date of Grant(3) (Cdn.$)	Expiration Date
Mark A. Angelson	500,000	(1)	48.1%	14.12	14.12	1/02/13	$4,439,996	$11,251,821
Mark S. Hiltwein	—		—	—	—	—	$—	$—
Thomas W. Oliva	85,000	(2)	8.2%	14.12	14.12	1/02/13	$754,799	$1,912,809
Thomas J. Quinlan III	75,000	(2)	7.2%	14.12	14.12	1/02/13	$665,999	$1,687,773
Michael S. Kraus	35,000	(2)	3.4%	14.12	14.12	1/02/13	$310,799	$787,627
Dean E. Cherry	—		—	—	—	—	$—	$—

(1)	Vests with respect to one-third of the Moore Wallace common shares each year beginning January 2, 2004.

(2)	Vests with respect to 25% of the Moore Wallace common shares each year beginning on January 2, 2004.

(3)	In accordance with SEC rules, these columns show gains that could accrue for the respective options, assuming that the market price of Moore Wallace common shares appreciates from the date of grant over a period of 10 years at an annualized rate of 5% and 10%, respectively. If the share price does not increase above the exercise price at the time of exercise, realized value to the named executive officers from these options will be zero.

The following table provides information on the number of outstanding options for each named executive officer, whether or not the options were exercisable, and the value of the options at December 31, 2003.

Aggregated Option/SAR Exercises During the Most Recently Completed Fiscal Year

and Fiscal Year-End Option/SAR Values

Name	Securities Acquired on Exercise	Aggregate Value Realized (Cdn.$)	Number of Securities Underlying Unexercised Options/SARs at December 31, 2003 Exercisable/ Unexercisable	Value of Unexercised In-the-Money Options/SARs at December 31, 2003(1) Exercisable/ Unexercisable (Cdn.$)
Mark A. Angelson	—	—	11,300/500,000	$166,948/$5,045,000
Mark S. Hiltwein	—	—	55,000/35,000	$866,675/$455,475
Thomas W. Oliva	—	—	100,000/185,000	$1,243,625/$2,101,275
Thomas J. Quinlan III	—	—	100,000/125,000	$1,791,865/$1,520,625
Michael S. Kraus	—	—	0/35,000	$0/$353,150
Dean E. Cherry	—	—	100,000/100,000	$1,200,375/$1,200,375

(1)	The closing price of the Corporation’s common shares on the Toronto Stock Exchange on December 31, 2003 was Cdn.$24.21.

MOORE WALLACE INCORPORATED

ITEM 11.	EXECUTIVE COMPENSATION (continued)

Retirement Benefits

Benefit accruals under the Retirement Income Plan of Moore Wallace North America, Inc. ceased being effective December 31, 2000. None of the named executive officers participate in the Retirement Income Plan. Currently, the only retirement plan available to the Corporation’s U.S. employees is the Moore Wallace North America, Inc. Savings Plan. The Corporation also has a Supplemental Executive Retirement Plan—B, which provides a benefit of 6% of a participant’s annual earnings that are in excess of the maximum annual savings plan earnings allowed by law under Section 401(a)(17) of the Internal Revenue Code. Participants’ awards under this plan vest with respect to 25% of each award for each year of service with the Corporation. The following benefits accrued to the named executive officers under the Supplemental Executive Retirement Plan—B in 2003: Mark A. Angelson, $55,920; Mark S. Hiltwein, $29,428; Thomas W. Oliva, $41,290; Thomas J. Quinlan III, $31,567; Michael S. Kraus, $24,720; and Dean E. Cherry, $31,424.

Director Compensation

The following table displays all components of director compensation for directors who are not also employees of the Corporation.

Type of Compensation	Amount
Annual Board Retainer (1)	$35,000
Additional Annual Retainer for Chairman (1)	$25,000
Annual Restricted Share Grant (2)	2,500
Additional Annual Retainer for Audit Committee Chair (1)	$20,000
Additional Annual Retainer for Compensation Committee Chair (1)	$10,000
Additional Annual Retainer Fee for Audit Committee Member (1)	$5,000
Board and Committee Meeting Fee (for meetings attended in person)(1)	$1,000
Board and Committee Meeting Fee (for meetings attended by telephone)(1)	$500

(1)	The Corporation’s Board of Directors has adopted the Share Plan for Non-Employee Directors under which all compensation paid to directors is paid exclusively in Moore Wallace deferred share units or Moore Wallace common shares, provided that a director whose principal employment is in the public sector, including with a governmental, educational or not-for-profit entity, may elect to receive only a portion of such compensation in deferred share units or Moore Wallace common shares issued under the Share Plan for Non-Employee Directors. Deferred share units awarded are held until the director is no longer serving on the Corporation’s Board of Directors. Following termination of service on the Corporation’s Board of Directors, the fair market value of the equivalent number of Moore Wallace common shares is paid to a director, net of withholdings, in cash or common shares. Each director is reimbursed for expenses incurred in attending meetings.
(2)	Awards of restricted shares are granted following each of the Corporation’s annual meeting of shareholders and vest immediately.

In September 2003, the Corporation’s Board of Directors formed a special transaction committee to consider the acquisition of PPS. The committee was composed of directors Lionel H. Schipper (Chairman), John C. Pope and Michael T. Riordan. The Corporation’s Board of Directors authorized compensation for the committee members as follows: Chairman, $17,500; each member other than the Chairman, $8,750. The compensation was paid in deferred share units under the Share Plan for Non-employee Directors following the completion of the committee’s work in December 2003.

Employment Contracts and Termination of Employment and Change in Control Agreements

Mr. Angelson was appointed chief executive officer of the Corporation effective January 1, 2003. Mr. Angelson’s employment agreement provides for an annual salary of $1,000,000 and an annual incentive bonus in two components of not less than $1,000,000 each, payable on an all-or-nothing basis upon the achievement of the earnings per share target set by the Corporation’s Board of Directors. The total compensation paid to Mr. Angelson in 2003 is set forth above in the Summary Compensation Table.

Under the terms of the employment agreement, in the event of termination without cause or a termination for good reason, Mr. Angelson is entitled to receive all amounts then owing to him plus a lump sum equal to two times his annualized total compensation. However, if Mr. Angelson’s employment had been terminated without cause between January 1, 2004 and January 15, 2004, he would have been entitled to receive all amounts then owing him plus a lump sum equal to his annualized total compensation. In the event such termination resulted from a change of control of the Corporation, the multiple increased to three times. Mr. Angelson is also entitled to receive gross-up payments in the event that an excise tax is imposed on certain payments pursuant to Section 4999 of the Internal Revenue Code or any interest and penalties were incurred with respect to such excise tax.

MOORE WALLACE INCORPORATED

ITEM 11.	EXECUTIVE COMPENSATION (continued)

The Corporation’s employment arrangements with its executive officers, other than Mr. Angelson, provide for their participation in the Corporation’s compensation and benefit programs that are available to all management employees. The Corporation’s executive officers, other than Mr. Angelson, are also eligible to participate in certain executive-only benefit plans. In the event of termination by the Corporation without cause or a termination by the Corporation’s executive officer for good reason whether before or after a change of control of the Corporation, Mark S. Hiltwein, Thomas J. Quinlan III and Dean E. Cherry are entitled to all amounts then owing to them plus an amount equal to one and one-half times their annualized total compensation payable over the 18-month period following the date of termination. In the event of a termination by the Corporation without cause or a termination by Michael S. Kraus for good reason before a change of control of the Corporation, Mr. Kraus is entitled to all amounts then owing to him plus an amount equal to one time his annualized total compensation payable over the 12-month period following the date of termination. In the event of such a termination of employment by Mr. Kraus during the six months prior to, or following, a change of control, Mr. Kraus will be entitled to three times his annualized compensation payable over the 12-month period following the date of termination. During these 18-month and 12-month periods, respectively, Messrs. Hiltwein, Quinlan, Kraus and Cherry are entitled to a continuation of all benefits. In addition, any outstanding stock options, grants, restricted stock awards or other equity grants except for restricted stock units will vest 100% immediately (either as of the date of termination in the event of a termination by the Corporation without cause or a termination by the named executive officer for good reason) or prior to a change of control of the Corporation becoming effective (solely in the event that upon or in connection with such change of control of the Corporation the named executive officer’s employment with the Corporation is terminated by the Corporation without cause or is terminated by the named executive officer for good reason). The Corporation’s executive officers are also entitled to receive gross-up payments in the event that an excise tax is imposed on certain payments pursuant to Section 4999 of the Internal Revenue Code or any interest and penalties are incurred with respect to such excise tax. In the case of all of the Corporation’s executive officers (except Mr. Angelson, whose gross-up is not subject to this limitation), no gross-up will be paid if the amount of the payments subject to the excise tax could be reduced by an amount equal to up to 10% of the total amount of the payments and thereby avoid imposition of the excise tax. In that case, the total payments owed to the Corporation’s executive officer will be reduced by the amount necessary to avoid the imposition of the excise tax.

Compensation Committee Interlocks and Insider Participation

The current members of the compensation committee of the Corporation’s Board of Directors are Lionel H. Schipper (chairman), Robert F. Cummings, Jr., Alfred C. Eckert III and Michael T. Riordan. Mr. Riordan joined the committee in May 2003 following his election to the Corporation’s Board of Directors in connection with the merger of Moore Corporation Limited and WCS. None of the committee members is, or has been, an executive officer or an employee of the Corporation or any of its subsidiaries. No executive officer of the Corporation serves as a member of the board of directors or compensation committee of any other entity that has one or more executive officers serving as a member of the Corporation’s Board of Directors or compensation committee.

MOORE WALLACE INCORPORATED

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table shows, as of January 15, 2004 (except where otherwise noted), the ownership of the Corporation’s common shares and options exercisable prior to March 15, 2004 of each person who is known to the Corporation to own beneficially more than 5% the Corporation’s outstanding common shares, of each director, of each named executive officer and by all of the Corporation’s directors and executive officers as a group. The address of each beneficial owner who is also a director or executive officer of the Corporation is c/o Moore Wallace Incorporated, 6100 Vipond Drive, Mississauga, Ontario L5T 2X1, Canada.

Name of Beneficial Owner	Number of Common Shares		Stock Options Exercisable Prior to March 15, 2004(19)	Total Shares	Percentage of Total Outstanding(20)
Greenwich Street Capital Partners II, L.P. 500 Campus Drive, Suite 220 Florham Park, NJ 07932	14,676,368	(1)	0	14,676,368	9.19%
Neuberger Berman, LLC 605 Third Avenue New York, NY 10158	9,420,390	(2)	0	9,420,390	5.90%
FMR Corp. 82 Devonshire Street Boston, MA 02109	8,025,900	(3)	0	8,025,900	5.03%
Mark A. Angelson, Chief Executive Officer and Director	515,682	(4)	178,966	694,648	*
Mark S. Hiltwein, Executive Vice President and Chief Financial Officer	140,405	(5)	55,000	195,405	*
Thomas W. Oliva, President and Chief Operating Officer	164,801	(6)	133,750	298,551	*
Thomas J. Quinlan, III, Executive Vice President, Business Integration	239,425	(7)	118,750	358,175	*
Michael S. Kraus, Senior Vice President, Mergers & Acquisitions	69,096	(8)	8,750	77,846	*
Dean E. Cherry, Group President, Commercial and Direct Mail	126,615	(9)	112,500	239,115	*
Alfred C. Eckert III, Chairman and Director	53,234	(10)	10,000	63,234	*
Robert F. Cummings, Jr., Director	6,133	(11)	0	6,133	*
Ronald J. Daniels, Director	7,402	(12)	8,750	16,152	*
Joan D. Manley, Director	10,943	(13)	5,000	15,943	*
John C. Pope, Director	27,706	(14)	0	27,706	*
Michael T. Riordan, Director	20,161	(15)	0	20,161	*
Lionel H, Schipper, Director	40,080	(16)	10,000	50,080	*
John W. Stevens, Director	25,320	(17)	10,000	35,320	*
All directors and executive officers as a group (16 persons)	1,401,789	(18)	611,216	2,013,005	1.26%

MOORE WALLACE INCORPORATED

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT (continued)

*	Ownership represents less than 1% of the outstanding common shares.
(1)	The number of Moore Wallace common shares beneficially owned by Greenwich Street Capital Partners II, L.P. and its affiliated funds is based on an amended Schedule 13D filed on January 9, 2004 by Greenwich Street Capital Partners II, L.P. and its affiliated funds reflecting ownership as of January 9, 2004. According to the amended Schedule 13D, Greenwich Street Capital Partners II, L.P. and its affiliated funds have shared investment and voting authority over all the Moore Wallace common shares beneficially owned by them. On February 25, 2004, the Corporation issued to Greenwich Street Capital Partners II, L.P. and its affiliated funds an additional 2,233,989 shares of the Corporation’s common stock in connection with the Corporation’s acquisition of Payment Processing Solutions, Inc., thereby increasing the shareholder’s beneficial holdings to 16,910,357 common shares.
(2)	The number of Moore Wallace common shares beneficially owned is based on a Form 13G filed on February 9, 2004 by Neuberger Berman, LLC reflecting ownership as of December 31, 2003.
(3)	The number of Moore Wallace common shares beneficially owned is based on a Form 13G filed on February 17, 2004 by FMR Corp. reflecting ownership as of December 31, 2003.
(4)	Includes 223,160 Moore Wallace common shares owned directly, 83,077 Moore Wallace common shares owned by the Mark Alan Angelson 1997 Trust, of which Mr. Angelson serves as the trustee and of which Mr. Angelson may be deemed to have beneficial ownership, and 209,445 deferred share units issued as Board compensation prior to Mr. Angelson’s appointment as Moore Wallace’s chief executive officer.
(5)	Includes 45,000 unvested, restricted Moore Wallace common shares subject to repurchase by Moore Wallace upon the occurrence of certain events, 3,330 Moore Wallace common shares held directly under Moore Wallace’s Employee Stock Purchase Plan, 5,724 Moore Wallace common shares held in Mr. Hiltwein’s 401(k) Plan account and 8,000 Moore Wallace common shares held for Mr. Hiltwein’s benefit in his Individual Retirement Account.
(6)	Mr. Oliva terminated his employment with the Corporation on January 23, 2004. Upon termination, Mr. Oliva’s unvested restricted shares and stock options vested in their entirety. Includes 7,667 Moore Wallace common shares held directly under Moore Wallace’s Employee Stock Purchase Plan, 5,004 Moore Wallace common shares held in Mr. Oliva’s 401(k) Plan account and 20,830 Moore Wallace shares held for Mr. Oliva’s benefit in his Individual Retirement Account.
(7)	Includes 45,000 unvested, restricted Moore Wallace common shares subject to repurchase by Moore Wallace upon the occurrence of certain events, 13,593 Moore Wallace common shares held directly under Moore Wallace’s Employee Stock Purchase Plan and 8,370 Moore Wallace common shares held in Mr. Quinlan’s 401(k) Plan account.
(8)	All shares are held directly.
(9)	Mr. Cherry ceased acting as an executive officer in October 2003. Includes 56,250 unvested, restricted Moore Wallace common shares subject to repurchase by Moore Wallace upon the occurrence of certain events, 9,254 Moore Wallace common shares held directly under Moore Wallace’s Employee Stock Purchase Plan, 6,561 Moore Wallace common shares held in Mr. Cherry’s 401(k) Plan account and indirect holdings of 8,800 Moore Wallace common shares held by Mr. Cherry as custodian for his children.
(10)	Includes 37,500 Moore Wallace common shares owned directly and 15,734 deferred share units issued as Board compensation. Mr. Eckert is the chairman and chief executive officer of GSCP (NJ) Inc. and as such may be deemed to have shared power to vote or direct the vote and share power to dispose or direct the disposition of 14,676,368 Moore Wallace common shares owned by Greenwich Street Capital Partners II, L.P. and related funds.
(11)	Includes 2,500 Moore Wallace common shares owned directly and 3,633 deferred share units issued as Board compensation.
(12)	Includes 3,525 Moore Wallace common shares owned directly and 3,877 deferred share units issued as Board compensation.
(13)	Includes 3,500 Moore Wallace common shares owned directly and 7,443 deferred share units issued as Board compensation.
(14)	Includes 20,996 Moore Wallace common shares held in trust pursuant to a deferred compensation plan, 2,500 Moore Wallace common shares owned directly and 4,210 deferred share units issued as Board compensation.
(15)	Includes 8,727 Moore Wallace common shares owned directly, 7,968 Moore Wallace common shares held in trust pursuant to a deferred compensation plan and 3,466 deferred share units issued as Board compensation.
(16)	Includes 7,787 Moore Wallace common shares owned directly and 7,293 deferred share units issued as Board compensation. Also includes 25,000 Moore Wallace common shares held by Fallbrook Holdings Limited, as nominee for Hawk Hill Investments Limited, an entity wholly-owned by Mr. Schipper and the Lionel Schipper Family Trust (of which Mr. Schipper and his spouse are the trustees).
(17)	Includes 8,500 Moore Wallace common shares owned directly and 16,820 deferred share units issued as Board compensation. Mr. Stevens is a director, officer and shareholder of Arva Limited, a private equity investment corporation. As a result of his position with Arva Limited, Mr. Stevens may be deemed to have shared power to vote or direct the vote and shared power to dispose or direct the disposition of the 20,000 Moore Wallace common shares owned by Arva Limited.
(18)	Includes 221,250 unvested, restricted Moore Wallace common shares subject to repurchase by the Corporation upon the occurrence of certain events.
(19)	The numbers in this column do not reflect the acceleration of vesting of certain outstanding options that will occur upon the closing of the RR Donnelley transaction which is scheduled to occur on February 27, 2004.
(20)	As of January 15, 2004, there were 159,701,411 Moore Wallace common shares issued and outstanding.

MOORE WALLACE INCORPORATED

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT (continued)

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information as of December 31, 2003, regarding compensation plans (including individual compensation arrangements) under which equity securities of Moore Wallace are authorized for issuance.

	EQUITY COMPENSATION PLAN INFORMATION
PLAN CATEGORY	NUMBER OF SECURITIES TO BE ISSUED UPON EXERCISE OF OUTSTANDING OPTIONS, WARRANTS AND RIGHTS (a)	WEIGHTED-AVERAGE EXERCISE PRICE OF OUTSTANDING OPTIONS, WARRANTS AND RIGHTS (C$) (b)	NUMBER OF SECURITIES REMAINING AVAILABLE FOR FUTURE ISSUANCE UNDER EQUITY COMPENSATION PLANS (EXCLUDING SECURITIES REFLECTED IN COLUMN (a)) (c)
Equity Compensation Plans Approved by Security Holders	3,947,240	16.36	10,039,700

Equity Compensation Plans Not Approved By Security Holders	259,649	24.21	—	(1)

Total	4,206,889	16.85	10,039,700	(1)

(1)	The Share Plan for Non-Employee Directors does not contain a limitation on the number of securities issued under the plan.

See Note 12 to the Consolidated Financial Statements for information regarding the material features of the plans approved by shareholders.

The Corporation’s board of directors has adopted the Share Plan for Non-Employee Directors under which all compensation paid to directors is paid exclusively in Moore Wallace deferred share units or Moore Wallace common shares, provided that a director whose principal employment is in the public sector, including with a governmental, educational or not-for-profit entity, may elect to receive only a portion of such compensation in deferred share units or Moore Wallace common shares issued under the Share Plan for Non-Employee Directors. Deferred share units awarded are held until the director is no longer serving on the Corporation’s board of directors. Following termination of service on the Corporation’s board of directors, the fair market value of the equivalent number of Moore Wallace common shares is paid to a director, net of withholdings, in cash or common shares.

MOORE WALLACE INCORPORATED

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In December 2001, the Corporation reached an agreement with the Chancery Lane/GSC Investors L.P. (which we refer to in this document as the partnership) for the conversion of the $70.5 million, 8.7% Moore Wallace subordinated convertible debenture held by the partnership. Under the terms of the debenture, the debenture was convertible by the partnership at any time, but the Corporation did not have the right to redeem the debenture prior to December 22, 2005. In December 2001, the debenture was converted into 21,692,311 Moore Wallace common shares at the conversion price per share of $3.25 in accordance with its terms. The conversion of the debenture reduced the Corporation’s debt by approximately 23%.

As an inducement to obtain the conversion, the Corporation issued an additional 1,650,000 of its common shares (which we refer to in this document as the additional shares) to Greenwich Street Capital Partners II, L.P. and certain of its affiliates (which we refer to in this document as GSC Partners), which under the terms of the agreement governing the partnership, were entitled to all of the interest paid on the debenture and any redemption premium. In addition, the Corporation also agreed to make a payment in cash to GSC Partners if the 20-day weighted average trading price of the Corporation’s common shares on the New York Stock Exchange at December 31, 2002 was less than $8.00. No such payment was required to be made in 2002.

In addition, if at December 31, 2003 the 20-day weighted average trading price of the Corporation’s common shares on the New York Stock Exchange was less than $10.83, the Corporation agreed to make a further cash payment equal to the lesser of $9,000,000 and the value of 6,000,000 of its common shares at such date, subject to reduction in certain circumstances. At the option of the Corporation, any such payments could be made in the Corporation’s common shares, subject to regulatory approval. No such payment was required to be made in 2003 as this right was waived as part of the agreement to acquire PPS.

Alfred C. Eckert III, the chairman and chief executive officer of GSC Partners, is the chairman of the Corporation’s Board of Directors. In addition, Mark A. Angelson, the chief executive officer and a director, Thomas J. Quinlan III, Executive Vice President, Business Integration, Mark S. Hiltwein, Executive Vice President and Chief Financial Officer, Michael S. Kraus, Senior Vice President, Mergers and Acquisitions, and certain other former officers of the Corporation were Class B limited partners of the partnership and, therefore, had an interest in the debenture conversion. Of the 21,692,311 common shares issued upon conversion of the debenture, 11,466,155 were issued to GSC Partners, 306,237 were issued to Mr. Angelson and a trust controlled by Mr. Angelson, 138,462 were issued to Mr. Quinlan, 55,385 were issued to Mr. Hiltwein and 133,896 were issued to Mr. Kraus.

In December 2002, the Corporation’s Board of Directors determined that it would be in the best interests of the Corporation to retain GSCP (NJ), L.P., the manager of the Greenwich Street Funds, as an advisor to the Chief Executive Officer beginning in January 2003. The Corporation’s Board of Directors agreed to pay GSCP (NJ), L.P. a fee of $500,000 for its advisory services in four equal quarterly installments in 2003.

Mr. Eckert also holds the following positions with the Greenwich Street Funds: (i) a managing member of Greenwich Street Investments II, L.L.C., which is the general partner of the Greenwich Street Funds, (ii) a senior limited partner of GSCP (NJ), L.P. and (iii) an executive officer of GSCP (NJ), Inc., which is the general partner of GSCP (NJ), L.P.

On December 31, 2003, the Corporation acquired all of the outstanding shares of Payment Processing Solutions, Inc. (“PPS”), a processor of printed statements, in exchange for total consideration of $82.6 million, net of cash acquired of $9.3 million. Consideration was comprised of a cash payment of $5.3 million and the issuance of 3,814,202 common shares, and included $25.6 million for the settlement of PPS debt and other liabilities, and direct acquisition costs of $0.6 million. The majority shareholder of PPS was Greenwich Street Capital Partners (“GSC Partners”), so as a result, Mr. Eckert has an interest in the consideration paid by the Corporation in the PPS transaction.

Due to Mr. Eckert’s affiliation with the Greenwich Street Funds, Mr. Eckert recused himself from all proceedings of the Moore Wallace Board of Directors in connection with the PPS transaction. The Corporation’s Board of Directors formed a special committee of independent directors, who retained independent legal and financial advisors, to evaluate the PPS transaction.

In March 2002, Moore Wallace North America, Inc., a wholly-owned subsidiary of the Corporation entered into a loan agreement with Mark Hiltwein, Executive Vice President and Chief Financial Officer of the Corporation, in the amount of $577,500 in connection with the purchase of Mr. Hiltwein’s primary residence. The loan bears interest at a rate of 4.75% per year, with monthly payments of principal and interest, and payment in full due on or before March 1, 2006. The loan is also payable in full within 15 days after the date on which Mr. Hiltwein ceases to be a full-time employee of Moore Wallace North America or within 15 days after the date of sale of his primary residence. During fiscal year 2003, the largest amount outstanding under the loan was $485,705. As of January 15, 2004, the remaining unpaid balance on the loan is $453,841.

MOORE WALLACE INCORPORATED

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The audit committee of the Board of Directors of the Corporation has retained Deloitte & Touche LLP as the independent public accounting firm to audit our financial statements for the fiscal year ending December 31, 2003. In making this appointment, the audit committee considered whether the audit and non-audit services Deloitte & Touche LLP provides are compatible with maintaining the independence of our outside auditors. The audit committee has adopted policies and procedures which set forth the manner in which the audit committee will review and approve all services to be provided by Deloitte & Touche LLP before the firm is retained, which are summarized below. All of the services described below that required approval were approved by the audit committee.

Approval Policies and Procedures

The Corporation’s audit committee has adopted guidelines and procedures to be followed by the Corporation when retaining the independent audit firm to perform audit, audit-related, tax and other services, while also maintaining independence. General guidelines used to determine whether an auditor is able to perform the proposed services are as follows: the auditor cannot function in the role of management, audit his or her own work, and cannot serve in an advocacy role for the Corporation. The pre-approval policy as adopted by the Corporation’s audit committee reflects the requirements of the SEC’s final rule on auditor independence that was issued on January 28, 2003.

The Corporation, within its policy to provide a consistent, efficient and practical framework for assessment, decision-making, approval and reporting, has defined four categories of audit services covered by the policy. With respect to audit services, which are defined as specified services directly related to performing the independent audit of the Corporation and its subsidiaries, management submits to the audit committee for pre-approval the scope and estimated fees associated with the current year audit. With respect to audit-related services (defined as specified services-related extensions of audit services that are logically performed by the auditors), management obtains pre-approval for the calendar year (up to $100,000) for services included on a pre-approved list. Additional audit related services exceeding specified pre-approved limits require specific audit committee approval. With respect to tax services (defined as services related to tax matters), management obtains pre-approval for the calendar year (up to $25,000) for services included on a pre-approved list. Any additional services exceeding the pre-approved limits or adding services to the pre-approved list require specific audit committee approval. With respect to “other services” which are defined as “synergistic” (i.e., specified services for which utilizing Deloitte & Touche creates efficiencies, minimizes disruption, or preserves confidentiality) or requiring “unique qualifications” (i.e. defined as specified services for which management has determined that Deloitte & Touche possesses unique or superior qualifications to provide these services), management obtains pre-approval for the calendar year (up to $25,000 for individual projects and $100,000 in the aggregate) for services included on the pre-approved list. The Chairman of the Audit Committee has the authority to approve services that require specific pre-approval from the Audit Committee. At each regularly scheduled Audit Committee meeting, the Audit Committee shall review all services approved by the Chairman since the last meeting of the Audit Committee. The members of the Corporation’s Disclosure Committee meet quarterly and in conjunction with its diligence process, the Committee confirms with local management whether Deloitte & Touche has been engaged to perform any services on behalf of the Corporation. The pre-approval policy specifically prohibits performance of any services not allowed to be performed by the auditors as outlined in the SEC’s final rule on auditor independence issued January 28, 2003.

Fees and Services of Deloitte & Touche LLP

The following table summarizes fees billed to the Corporation by Deloitte & Touche LLP during 2003 and 2002 in thousands of U.S. dollars:

	Fiscal Year Ended
	2003	2002
Audit Fees (1)	$6,310	$2,170
Audit-Related Fees (2)	1,090	1,150
Tax Fees (3)	480	160
All Other Fees (4)	180	19

Total	$8,060	$3,499

1)	Audit Fees: Fees for audit services billed in 2003 and 2002 consisted of:

•	Audit of the Corporation’s annual financial statements

•	Reviews of the Corporation’s quarterly financial statements

•	Statutory and regulatory audits, consents and other services related to Securities and Exchange Commission matters

•	Audit scope expansion relating to test procedures on internal control

•	Opening balance sheet audits of acquirees

2)	Audit Related Fees: Fees for audit-related services billed in 2003 and 2002 consisted of:

•	Due diligence associated with mergers/acquisitions

•	Financial accounting and reporting consultations

•	Employee benefit plan audits

3)	Tax Fees: Fees for tax services billed in 2003 and 2002 consisted of tax compliance and tax planning and advice:

•	Tax compliance services are services rendered based upon facts already in existence or transactions that have already occurred to document, compute, and obtain government approval for amounts to be included in tax filings and consisted of:

i.	Federal, foreign, state and local income tax return assistance

ii.	Sales and use, property and other tax return assistance, both domestic and foreign

iii.	Transfer pricing consultations and change of ownership assistance

iv.	Tax technical consultations and assistance with tax audits and appeals

•	Tax planning and advice are services rendered with respect to proposed transactions or that alter a transaction to obtain a particular tax result. Such services consisted of:

i.	Tax advice related to the alteration of employee benefit plans

ii.	Tax advice related to structuring proposed and completed mergers and intra-group restructuring

4)	All Other Fees: Fees for all other services billed in 2003 consisted of permitted non-audit services, such as:

•	Internet hosting advisory services and agreed-upon procedure reports

•	Rebate and vendor discount assurance services

•	Inventory observations in connection with a customer contract

Fees for all other services billed in 2002 consisted of permitted non-audit services, such as:

Rebate and vendor discount assurance services

MOORE WALLACE INCORPORATED

PART IV.

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

15 (a) Index to documents filed as part of this report:

1.	Financial Statements:

The following consolidated financial statements and reports of the independent auditors of the Corporation and its subsidiaries are set forth in Item 8:

Consolidated Balance Sheets at December 31, 2003 and 2002

Consolidated Statements of Operations for the years ended December 31, 2003, 2002 and 2001

Consolidated Statements of Retained Earnings for the years ended December 31, 2003, 2002 and 2001

Consolidated Statements of Cash Flows for the years ended December 31, 2003, 2002 and 2001

Notes to the Consolidated Financial Statements

2.	Financial Statement Schedules:

Schedule II—Allowance for Doubtful Accounts

3.	Exhibits

See Exhibit Index on page 109.

15 (b) The following reports on Form 8-K were filed during the fourth quarter of 2003:

On October 30, 2003, the Corporation filed a Current Report on Form 8-K, dated October 29, 2003, announcing its financial results for the quarter ended September 30, 2003.

On November 10, 2003, the Corporation filed a Current Report on Form 8-K, dated November 8, 2003, announcing that the Corporation had entered into a Combination Agreement with R.R. Donnelley & Sons Company (“RR Donnelley”) pursuant to which a direct, wholly-owned subsidiary of RR Donnelley would acquire all of the outstanding shares of the Corporation, subject to approval by the shareholders of both the Corporation and RR Donnelley and required regulatory and court approvals.

15 (c) See Exhibit Index on page 109.

15 (d) Certain Schedules have been omitted because the required information is included in the consolidated financial statements or notes thereto or because they are not applicable or not required.

MOORE WALLACE INCORPORATED

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOORE WALLACE INCORPORATED

By:	/s/ James R. Sulat

James R. Sulat, Senior Executive Vice President and Interim Chief Financial Officer

Dated: February 27, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of February 27, 2004.

Signature	Capacity

/s/ Mark A. Angelson	Director and Chief Executive Officer

Mark A. Angelson

/s/ James R. Sulat	Senior Executive Vice President and Interim Chief Financial Officer

James R. Sulat

/s/ Richard T. Sansone	Senior Vice President, Controller (Chief Accounting Officer)

Richard T. Sansone

/s/ Robert F. Cummings, Jr.	Director

Robert F. Cummings, Jr.

/s/ Ronald J. Daniels	Director

Ronald J. Daniels

/s/ Alfred C. Eckert III	Chairman of the Board

Alfred C. Eckert III

/s/ Joan D. Manley	Director

Joan D. Manley

/s/ John C. Pope	Director

John C. Pope

/s/ Michael T. Riordan	Director

Michael T. Riordan

/s/ Lionel H. Schipper	Director

Lionel H. Schipper

/s/ John W. Stevens	Director

John W. Stevens

MOORE WALLACE INCORPORATED

INDEPENDENT AUDITORS’ REPORT

To the Shareholders of Moore Wallace Incorporated:

We have audited the consolidated financial statements of Moore Wallace Incorporated as at December 31, 2003 and 2002 and for each of the three years ended December 31, 2003, and have issued our report thereon dated February 26, 2004. Our audits also included the consolidated financial statement schedule of Moore Wallace Incorporated, listed in Item 15. This consolidated financial statement schedule is the responsibility of the Corporation’s management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP

Toronto, Canada

February 26, 2004

MOORE WALLACE INCORPORATED

SCHEDULE II—ALLOWANCE FOR DOUBTFUL ACCOUNTS

(Expressed in thousands of U.S. Dollars)

	Balance at Beginning of Year	Charged to Expense	Additions Deductions (1)	Balance at End of Year
2001	$15,274	$11,102	$(4,319)	$22,057
2002	22,057	5,395	(7,914)	19,538
2003	19,538	8,303	(5,546)	22,295

(1)	Primarily write-offs, net recoveries and foreign currency translation adjustments.

MOORE WALLACE INCORPORATED

ANNUAL REPORT ON FORM 10-K

EXHIBIT INDEX

2.1	Combination Agreement dated November 8, 2003 between the Corporation and RR Donnelley & Sons Company (incorporated by reference from Exhibit 2.1 to Current Report on Form 8-K dated November 8, 2003 and filed November 11, 2003)

2.2	First Amendment to Combination Agreement dated February 19, 2004 between the Corporation and RR Donnelley & Sons Company (incorporated by reference from Exhibit 2.1 to Current Report on Form 8-K dated February 19, 2004 and filed February 20, 2004)

2.3	Agreement and Plan of Merger dated as of January 16, 2003 (and as amended and restated as of April 14, 2003) among Moore Corporation Limited, Moore Holdings U.S.A., Inc., M-W Acquisition, Inc. and Wallace Computer Services, Inc. (incorporated by reference from Exhibit 2.1 to Registration Statement on Form S-4/A, file number 333-103205, filed on April 14, 2003)

3.1	Articles of Continuance (incorporated by reference from Exhibit 3.1 to the Registration Statement on Form S-3/A No. 333-82728 filed on June 20, 2002)

3.2	Certificate of Amendment of Articles of Continuance effective May 21, 2003 (incorporated by reference from Exhibit 3.1 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2003)

3.3	By-Laws (incorporated by reference from Exhibit 3.2 to the Registration Statement on Form S-4/A, file number 333-103205, filed on April 14, 2003)

4.1	Debenture Purchase Agreement, dated as of December 12, 2000, between Moore Corporation Limited and Chancery Lane/GSC Investors L.P. (incorporated by reference from Exhibit 4.2 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2001)

4.2	8.70% subordinated convertible debentures due June 30, 2009 issued to Chancery Lane/GSC Investors L.P. (incorporated by reference from Exhibit 4.3 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2001)

4.3	Standstill Agreement, dated December 21, 2000, among Moore Corporation Limited, Chancery Lane/GSC Investors L.P. and CLGI, Inc. (incorporated by reference from Exhibit 4.4 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2001)

4.4	Registration Rights Agreement, dated as of December 21, 2000, between Moore Corporation Limited and Chancery Lane/GSC Investors L.P. (incorporated by reference from Exhibit 4.5 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2001)

4.5	Registration Rights Agreement, dated as of December 28, 2001, between Moore Corporation Limited, the GSC Investors listed on a schedule thereto and Chancery Lane/GSC Investors L.P. (incorporated by reference from Exhibit 4.5 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2002, filed February 13, 2003)

4.6	Indenture dated as of March 14, 2003 among Moore North America Finance, Inc. and Bank One N.A. as trustee (incorporated by reference to Exhibit 4.6 to the Registration Statement on Form S-4, file number 333-109195 filed September 26, 2003)

4.7	Supplemental Indenture dated as of May 15, 2003 among Moore North America Finance, Inc. various affiliates of Moore North America Finance Inc. and the trustee (incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-4, file number 333-109195, filed September 26, 2003)

4.8	Second Supplemental Indenture dated as of September 18, 2003 among Moore North America Finance, Inc., various affiliates of Moore North America Finance, Inc., and the trustee (incorporated by reference to Exhibit 4.4 of the Registration Statement on Form S-4, file number 333-109195, filed September 26, 2003)

4.9	Registration Rights Agreement dated as of March 14, 2003 among the Corporation, Moore North

America Finance, Inc., and Salomon Smith Barney Inc., Deutsche Bank Securities Inc. and Morgan Stanley & Co Incorporated (incorporated by reference to Exhibit 4.5 to the Registration Statement on Form S-4, file number 333-109195, filed September 26, 2003)

10.1	Supplemental Executive Retirement Plan for Designated Executives – B (incorporated by reference from Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2001)*

10.2	2001 Long Term Incentive Plan (incorporated by reference to Exhibit 10.2 to the Annual Report on Form 10-K for the year ended December 31, 2001, filed on March 29, 2002.)*

10.3	Employment Agreement, dated December 11, 2000, between Moore Wallace Corporation Limited and Robert G. Burton (incorporated by reference from Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2001)*

10.4	Employment Agreement, dated as of December 11, 2000, between Moore Corporation Limited and Robert B. Lewis (incorporated by reference from Exhibit 10.3 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2001)*

10.5	Employment Agreement, dated as of December 11, 2000, between Moore Corporation Limited and James E. Lillie (incorporated by reference from Exhibit 10.4 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2001)*

10.6	Amended and Restated Employment Agreement, dated as of November 5, 2002, between Moore Corporation Limited and Mark S. Hiltwein (incorporated by reference from Exhibit 10.6 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2002, filed February 13, 2003)*

10.7	Amended and Restated Employment Agreement, dated as of November 5, 2002, between Moore Corporation Limited and Thomas J. Quinlan, III (incorporated by reference from Exhibit 10.7 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2002, filed February 13, 2003)*

10.8	Amended and Restated Employment Agreement, dated as of November 5, 2002, between Moore Corporation Limited and Thomas W. Oliva (incorporated by reference from Exhibit 10.8 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2002, filed February 13, 2003)*

10.9	Amended and Restated Employment Agreement, dated as of November 5, 2002, between Moore Corporation Limited and Dean E. Cherry (incorporated by reference from Exhibit 10.9 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2002, filed February 13, 2003)*

10.10	Employment Agreement, dated December 9, 2002, between Moore Corporation Limited and Mark A. Angelson (incorporated by reference from Exhibit 10.10 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2002, filed February 13, 2003)*

10.11	Share Plan for Non-Employee Directors (incorporated by reference from Exhibit 10.12 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2002, filed February 13, 2003)*

10.12	2003 Long Term Incentive Plan, as amended October 15, 2003 (filed herewith)*

10.13	Employment Agreement dated as of February 14, 2003 between the Corporation and Theodore J. Theophilos (incorporated by reference to Exhibit 10.14 to the Registration Statement on Form S-4/A, file number 333-103205, filed April 14, 2003)*

10.14	Credit Agreement dated as of March 14, 2003 among Moore Holdings USA Inc., Moore Corporation Limited, Various lenders, Bank One N.A., Fleet National Bank, The Bank of Nova Scotia, Citicorp North America Inc. and Deutsche Bank Securities Inc. (incorporated by reference from Exhibit 10.13 to the Registration Statement on Form S-4/A, file number 333-103205, filed March 19, 2003)

10.15	Employment Agreement dated April 7, 2003 between the Corporation and James R. Sulat (incorporated by reference from the Quarterly Report on Form 10-Q for the quarter ended June 30, 2003)*

10.16	Employment Agreement dated January 2, 2003 between the Corporation and Michael S. Kraus (filed herewith)*

10.17	Amendment No. 1 dated June 13, 2003 to the Credit Agreement dated March 14, 2003 (incorporated by reference from Exhibit 10.2 to the Registration Statement on Form S-4, file number 333-109195, filed September 26, 2003)

10.18	Amendment No. 2 and Waiver dated August 5, 2003 to the Credit Agreement dated March 14, 2003 among Moore Holdings USA, Inc., the Corporation, the Lenders from time to time party thereto, Bank One N.A., Fleet National Bank and the Bank of Nova Scotia, as co-documentation agents, Citicorp North America, Inc., as administrative agent, and Deutsche Bank Securities Inc. as syndication agent (incorporated by reference from the quarterly report on Form 10-Q for the quarter ended June 30, 2003)

10.19	Amendment No. 3 dated November 12, 2003 to the Credit Agreement dated March 14, 2003 among Moore Holdings USA Inc., the Corporation, the Lenders from time to time party thereto, Bank One N.A., Fleet National Bank and the Bank of Nova Scotia, as co-documentation agents, Citicorp North America Inc. as administrative agent, and Deutsche Bank Securities Inc. as syndication agent (filed herewith)

14.1	Code of Ethics for Senior Financial Officers (filed herewith)

21	Subsidiaries of the Registrant

23	Consent of Deloitte & Touche LLP Independent Auditors

31.1	Rule 13a-14(a)/15d-14a Certification by Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14a Certification by Interim Chief Financial Officer

32	Section 1350 Certifications

*	Management contract or compensation plan or arrangement